Form 10QSB
period 2000-09-30
HIBSHMAN OPTICAL CORP
filed 2000-12-01
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the transition period from         to
                                                   -------    -------

                         COMMISSION FILE NUMBER 0-20297

                             HIBSHMAN OPTICAL CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

New Jersey                                                      88-0284402
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                 266 Cedar Street, Cedar Grove, New Jersey 07009
                    (Address of Principal executive offices)

                                 (973) 239-2952
                (Issuer's telephone number, including area code)

         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X[    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2000: 10,088,235 shares
                        -----------------  ----------

         Transitional Small Business Disclosure Format (check one):
Yes  [ ]     No  [X]

                             HIBSHMAN OPTICAL CORP.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                    PAGE

ITEM 1 - FINANCIAL INFORMATION (UNAUDITED)

      Hibshman Optical Corp.
        Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999...................       3

      Consolidated Statements of Operations
        for the three and nine-month periods
          ended September 30, 2000 and 1999..........................       4

      Consolidated Statements of Cash Flows
        for the nine-month periods
          ended September 30, 2000 and 1999..........................       5

      Notes to Financial Statements (unaudited)......................       6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS................       7

PART II

Item 1 - Legal Proceedings...........................................       9
Item 2 - Changes in Securities and Use of Proceeds...................       9
Item 3 - Defaults Upon Senior Securities.............................       9
Item 4 - Submission of Matters to a Vote of Security Holders.........       9
Item 6 - Exhibits and Reports on Form 8-K............................       9

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                 September 30,    December 31,
                                                     2000             1999
                                                 -------------    -------------
ASSETS                                            (Unaudited)       (Audited)

Current Assets:
  Cash and cash equivalents                      $      55,001    $      52,887
                                                 -------------    -------------

                                                 $      55,001    $      52,887
                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued
    expenses                                     $      10,263    $       4,263
  Convertible notes payable                             50,000           50,000
                                                 -------------    -------------
          Total Current Liabilities                     60,263           54,263
                                                 -------------    -------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding                                     10,088           10,088
  Additional paid-in-capital                            19,912           19,912
  Retained earnings (deficit)                          (35,262)         (31,376)
                                                 -------------    -------------
          Total Stockholders' Equity (Deficit)          (5,262)          (1,376)
                                                 -------------    -------------

                                                 $      55,001    $      52,887
                                                 =============    =============

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended   For the Nine Months Ended
                                                   September 30,               September 30,
                                              ------------------------    ------------------------
                                                 2000          1999          2000          1999
                                              ----------    ----------    ----------    ----------
Revenues                                      $       --    $       --    $       --    $       --

Cost of Revenues                                      --            --            --            --
                                              ----------    ----------    ----------    ----------

Gross Profit                                          --            --            --            --

Other Costs:
  General and administrative
    Expenses                                       2,250         3,000         3,000         3,000
                                              ----------    ----------    ----------    ----------
          Total Other Costs                        2,250         3,000         3,000         3,000

Other Income and Expense:
  Interest income (expense)                         (286)         (315)         (886)         (994)
                                              ----------    ----------    ----------    ----------

Net Loss before Income Taxes                      (2,536)       (3,315)       (3,886)       (3,994)

Income Taxes                                          --            --            --            --
                                              ----------    ----------    ----------    ----------

Net Loss                                      $   (2,536)   $   (3,315)   $   (3,886)   $   (3,994)
                                              ==========    ==========    ==========    ==========


Earnings (Loss) per Share:
  Basic loss per common share                 $       --    $       --    $       --    $       --
                                              ==========    ==========    ==========    ==========

  Diluted loss per common share$                      --    $       --    $       --    $       --
                                              ==========    ==========    ==========    ==========


  Basic common shares outstanding             10,088,325    10,088,325    10,088,325    10,088,325
                                              ==========    ==========    ==========    ==========

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Nine Months Ended
                                                                September 30,
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------
Cash Flows from Operating Activities:
  Net loss                                              $      (3,886)   $      (3,994)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Increase in accounts payable and accrued
        expenses                                                6,000            6,000
                                                        -------------    -------------
            Net cash provided by operating activities           2,114            2,006
                                                        -------------    -------------

Net Increase in Cash and Cash Equivalents                       2,114            2,006

Cash and Cash Equivalents, beginning of period                 52,887           50,188
                                                        -------------    -------------

Cash and Cash Equivalents, end of period                $      55,001    $      52,194
                                                        =============    =============


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                            $          --    $          --
                                                        =============    =============
    Taxes                                               $          --    $          --
                                                        =============    =============

                          HIBSHMAN OPTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1
------

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp.) and hereinafter referred to as the "Company" was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS"), a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership in the Company was to be provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.


NOTE 2
------

The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and1999 and the cash flows for the nine months ended September 30, 2000 and 1999.

The statements of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report for the fiscal year ended December 31, 1999 filed as part of the Company's filing on Form 10-SB.

NOTE 3
------

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and nine month periods ended September 30, 2000. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's broad discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture in the near future because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has, and will continue to have, very limited to no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         As of September 30, 2000, the Company had total assets of $55,001 as compared to $52,887 at December 31, 1999 reflecting a decrease of $2,114. As of September 30, 2000, the Company had total liabilities of $60,263 as compared to $54,263 at December 31, 1999, reflecting an increase in liabilities of $6,000. Reflecting the foregoing, the financial statements indicate that at September 30, 2000, the Company had a working capital deficit (current assets minus current liabilities) of ($5,262) and at December 31, 1999, the Company had a working capital deficit of ($1,376).

         In the event that the Company needs any additional funds for operating capital or for costs in connection with searching for or completing an acquisition or merger, management contemplates that it will seek to issue additional shares of the Company. There is no fixed minimum or maximum amount that management will raise in connection with such an issuance. The Company does not intend to borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

RESULTS OF OPERATIONS

         The Company is presently in the very early stages of seeking an interest in a business entity. Unless and until the Company successfully indentifies and acquires an interest in a business entity, it will continue to generate no revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements which are included in this Report reflect total general and administrative expenses of $2,250 for the three-month period ended September 30, 2000 versus $3,000 for the analogous three-month period ended September 30, 1999, reflecting a decrease of $750.

         The Company has never commenced its proposed operations and therefore, has generated no revenues there from.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The total number of shares of Common Stock issued and outstanding as of September 30, 2000 was 10,088,235.

         No new shares were issued during the three months ended September 30, 2000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HIBSHMAN OPTICAL CORP.


Date: November 28, 2000               By: /s/ PASQUALE CATIZONE
                                          ----------------------------
                                          Pasquale Catizone, President


Date: November 28, 2000               By: /s/ CARMINE CATIZONE
                                          ----------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer