Form 10KSB
period 2000-12-31
HIBSHMAN OPTICAL CORP
filed 2001-04-12
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from            to
                                             ----------    ----------

                         COMMISSION FILE NUMBER 0-20297

                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             New Jersey                                   88-0284402
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


                 266 Cedar Street, Cedar Grove, New Jersey 07009
                 -----------------------------------------------
                    (Address of Principal executive offices)

                                 (973) 239-2952
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                       $0
                                       --
               (Issuer's revenues for its most recent fiscal year)

                           $ 0 (as of March 31, 2001)
                           --------------------------
               (Aggregate market value of the voting stock held by
                         non-affiliates of the Issuer)

                        10,088,235 (as of March 31, 2001)
                        ---------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO PART I


               Quarterly Report of the Company on Form 10-QSB for
                      the quarter ended September 30, 2000


                      Registration Statement on Form 10-SB
                           filed on September 8, 2000

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

The Company was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of Chapter VI of the National Bankruptcy Code in 1989, to provide a candidate for merger with an operating company. In March 1992, the Board of Directors authorized the name change from PRS Sub I, Inc. to Service Lube Inc.

The Company entered into a transaction with an operating company in March of 1992 and in April 1992 the Board of Directors of the Company authorized the name change from Service Lube, Inc. to Fianza Commercial Corp. On April 23, 1992 the Board of Directors and shareholders authorized the name change from Fianza Commercial Corp. to Hibshman Optical Corporation.

Due to a change in the policy of that operating company's management team, the transaction between the Company and the operating company was rescinded and the stock ownership of Hibshman Optical Corp. was transferred to John B.M. Frohling, Esq., in exchange for monies owed to Mr. Frohling on account for legal services rendered to the Company. This returned the Company to its status as a public company with no assets and no liabilities, Mr. Frohling having canceled any obligations owed to him by the Company and its former principal stockholders.

On May 5, 1996, Mr. Frohling sold his interest in the Company to the "Catizone Group." The Catizone Group currently seeks to merge with a going concern, preferably with assets and a financial history, such that same will facilitate the merged entity to trading status. The Bankruptcy Court entered an Order approving the issuance of 1,000,000 shares of Common Stock to the former creditors of PRS and 500,000 shares to PRS's stockholders.

EXISTING AND PROPOSED BUSINESSES

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

The analysis of new business opportunities will be undertaken by, or under the supervision of the Officers of the Company, who are not professional business analysts. In analyzing prospective business opportunities, Management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, management intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act.

The Company will not acquire or merge with any company for which audited financial statement cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

The Company will not restrict its search to any specific kind of firms, but may acquire an interest in a venture which is in its preliminary or development stage, which is already in operation, or any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded; or may seek other perceived advantages which the Company may offer.

Management of the Company, which may not have experience in matters relating to the business of a targeted potential merger company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person is likely to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

If management were to utilize the services of a consultant in the selection of a target company, such consultant will likely be used to supplement the business experience of management, including perhaps accountants, technical experts, appraisers, attorneys or others. Management's considerations in selecting such a consultant may be based on the nature of the target company's business, the form and amount of compensation required by the consultant, the depth of such consultant's experience and past success. If a consultant were retained, Management would expect that any such consultant would provide the Company with a selection of target companies, would provide due diligence assistance for study of the target company, would assist in negotiating the terms of a business combination, and would serve to facilitate the negotiation process. More than one consultant could be used in locating a target company.

The Company has no agreements or understandings currently with any consultant to provide services.


ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of such a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, it is the Company's intention not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the market value of the Company's existing publicly traded securities in the future if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby plan to structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Thus, the percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements require certain representations and warranties of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and include miscellaneous other terms.

The Company will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company shall be subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 1 0-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

EMPLOYEES

The Company has no employees at this time.

ITEM 2.  DESCRIPTION OF PROPERTY


The Company owns no properties and at this time has no agreements to acquire any properties. The Company currently uses the home of Mr. Pasquale Catizone at no cost to the Company, an arrangement which Management expects will continue until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS


The Company is unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000 no matters were submitted to a vote of the shareholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


At this time there is no active market for the Company's common stock. The Company intends to trade its common stock, on a limited basis in the over-the-counter market and to cause its stock to be quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board").

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If after a merger or acquisition, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company's securities may be traded in the NASD's over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

If the Company is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's securities.

The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.


SHAREHOLDERS

As of December 31, 2000, the number of holders of record of the Company's common stock, $.001 par value, was approximately 735.

DIVIDENDS

The Company has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. Payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings (if any), financial condition, capital requirements and other factors, the Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the fiscal years ended December 31, 2000 ("Fiscal 2000"), and December 31, 1999 ("Fiscal 1999"). This discussion also includes events which occurred subsequent to the end of Fiscal 2000 and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report, which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The activities of the Company since its formation in 1991 have been limited and have been financed by sources other than from its operations. See "Financial Statements". Management believes the Company may raise funds during the next twelve months in the event it identifies a target company with which it will engage in a business combination. See "DESCRIPTION OF COMPANY"

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained a consistent level of liquidity due to the fact that no significant operating expenses have been incurred and the loans advanced by the principal stockholders remain with the Company.


RESULTS OF OPERATIONS

The Company has not engaged in any recent operating activities, but rather Management continues to seek a business to acquire or with which to merge. See, DESCRIPTION OF BUSINESS-The Company.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no resignation or dismissal of the Company's principal independent auditors during the two most recent fiscal years and the interim period subsequent thereto.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following sets forth, as of December 31, 2000, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                     DATE
                                           OFFICES                   APPOINTED
     NAME                 AGE              HELD                      DIRECTOR
----------------          ---              ---------                 --------
Pasquale Catizone          60              President                 May 1996
                                           Director

Carmine Catizone           55              Secretary, Treasurer      May 1996
                                           Director

There are no agreements or understandings for an officer or director to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

The Board of Directors has no standing committees.


FAMILY RELATIONSHIPS

Mr. Carmine Catizone is the brother of Mr. Pasquale Catizone.

BUSINESS EXPERIENCE

The following summarizes the occupation and business experience during the past five years for each director, executive officer and significant employee of the Company. A significant employee is a person who is not an executive officer of the Company but who is expected to make a significant contribution to the business of the Company.

PASQUALE CATIZONE. Mr. Catizone has been president and a director of the Company since 1996. Mr. Catizone has been self-employed as a financial consultant for the last ten years. He served as president and a director of First Equity of New Jersey, Inc., from its organization in May 1983 until September 1992. Mr. Catizone was also the president and a director of Phonics Corporation from September 1985 until May 1994 and president and director of Baynon International Corporation since May 1998.

CARMINE CATIZONE. Mr. Catizone has been secretary and director of the Company since 1996. From June 1988 to July 1994, Mr. Catizone was the president and director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Mr. Catizone formerly served as president and a director of C&C Investments, a blank check company (now known as T.O.P.S. Medical Corp.) from July 1977 until December 1984 and secretary and director of Baynon International Corporation since May 1998.

CONFLICTS OF INTEREST

Although there are no plans to do so at this time, the Company's officers and directors may in the future organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Company in certain respects such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company, which may result in terms providing benefits to any officer or director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

None of the Company's securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

CURRENT REMUNERATION

The Company's current officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan outlined herein.

However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of the Company. See "ITEM 4. SECURITY OWNERSHIP."

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2000, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. The Company does not have any shares of any other class authorized, issued or outstanding.


                          PRINCIPAL SHAREHOLDERS TABLE

                 NAME AND                  AMOUNT AND
TITLE            ADDRESS OF                NATURE OF
OF               BENEFICIAL                BENEFICIAL            PERCENT
CLASS            OWNER                     OWNERSHIP             OF CLASS (1)
--------------------------------------------------------------------------------

Common         Pasquale Catizone           2,000,000               19.8%
               286 Cedar Street
               Cedar Grove, NJ 07009

Common         Barbara Catizone            1,000,000                9.9%
               266 Cedar Street
               Cedar Grove, NJ 07009

Common         Robyn Conforth              1,000,000                9.9%
               266 Cedar Street
               Cedar Grove, NJ 07009

Common         Carmine Catizone            4,000,000               39.7%
               101/2Walker Avenue
               Morristown, NJ 07960
                                           ---------             -------
                                TOTAL:     8,000,000              79.30%


Notes:

(1) The percentages listed in the table is calculated on the basis of 10,088,235 shares of the common stock, $.001 par value, of the Company outstanding as at December 31, 2000.


CHANGES IN CONTROL

The Company is not aware of any arrangements, which may at a subsequent date, result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the last two completed fiscal years, the current fiscal year or any presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons. The Company does not have any requirement respecting the necessity for independent directors to approve transactions with related parties.


ITEM 13. EXHIBITS

 FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - December 31, 1999 and 2000

     Consolidated Statements of Operations for the years ended
       December 31, 1999 and 2000

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years ended December 31, 1999 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 2000

FINANCIAL STATEMENT SCHEDULES

Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


EXHIBITS
The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

EXHIBIT
NUMBER         DESCRIPTION                 LOCATION
--------------------------------------------------------------------------------
(2)            Certificate of Incorporation and By-laws:

2.1 Certificate of Incorporation (filed as an Exhibit to the Company's Form 10-SB on September 8, 2000)

2.2            By-laws (filed as an Exhibit to the Company's Form 10-SB on
               September 8, 2000)

(10)(a)        Consents - Experts:

10.1*          Consent of Accountants

* filed herewith.

REPORTS ON 8-K

The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report.

                          HIBSHMAN OPTICAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Hibshman Optical Corporation


We have audited the accompanying balance sheets of Hibshman Optical Corporation (formerly Fianza Commercial Corp.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibshman Optical Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      /s/ SAMUEL KLEIN AND COMPANY
                                      -----------------------------------
                                      Samuel Klein and Company


Newark, New Jersey
March 10, 2001

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS


                                                                December 31,
                                                           --------------------
ASSETS                                                       2000        1999
------                                                     --------    --------

Current Assets:
   Cash and cash equivalents                               $ 55,303    $ 52,887
                                                           --------    --------

          Total Current Assets                               55,303      52,887
                                                           --------    --------
Total Assets                                               $ 55,303    $ 52,887
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
   Accounts payable and accrued expenses                   $ 15,513    $  4,263
   Convertible notes payable                                 50,000      50,000
                                                           --------    --------
          Total Current Liabilities                          65,513      54,263
                                                           --------    --------

Total Liabilities                                            65,513      54,263
                                                           --------    --------

Stockholders' Equity (Deficit):
   Common stock, $.001 par value, 100,000,000
     shares authorized, 10,088,235 shares issued
     and outstanding at December 31, 2000 and 1999           10,088      10,088
   Additional paid-in-capital                                19,912      19,912
   Retained earnings (deficit)                              (40,210)    (31,376)
                                                           --------    --------
          Total Stockholders' Equity (Deficit)              (10,210)     (1,376)
                                                           --------    --------

Total Liabilities and Stockholders' Equity (Deficit)       $ 55,303    $ 52,887
                                                           ========    ========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                  December 31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
Revenues                                                 $         --    $         --

Cost of Revenues                                                   --              --
                                                         ------------    ------------

Gross Profit                                                       --              --

Other Costs:
   General and administrative
     expenses                                                   7,668              --
                                                         ------------    ------------
          Total Other Costs                                     7,668              --

Other Income and Expense:
   Interest income (expense) net                               (1,166)         (1,301)
                                                         ------------    ------------

Net Loss before Income Taxes                                   (8,834)         (1,301)

Income Taxes                                                       --              --
                                                         ------------    ------------

Net Loss                                                 $     (8,834)   $     (1,301)
                                                         ============    ============


Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per common share   $      (0.00)   $      (0.00)
                                                         ============    ============


    Basic and diluted common shares outstanding            10,088,235      10,088,235
                                                         ============    ============

--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                      Common Stock
                                     $.001 Par Value
                                  -----------------------
                                                 Common     Additional    Retained        Total
                                   Number        Stock       Paid-In-     Earnings     Stockholders'
                                  of Shares      Amount      Capital      (Deficit)   Equity (Deficit)
                                  ----------   ----------   ----------   ----------    ----------
Balances, January 1, 1999         10,088,235   $   10,088   $   19,912   $  (30,075)   $      (75)

Net Loss for the Year Ended
  December 31, 1999                       --           --           --       (1,301)       (1,301)
                                  ----------   ----------   ----------   ----------    ----------

Balances, December 31, 1999       10,088,235       10,088       19,912      (31,376)       (1,376)

Net Loss for the Year Ended
  December 31, 2000                       --           --           --       (8,834)       (8,834)
                                  ----------   ----------   ----------   ----------    ----------

Balances December 31, 2000        10,088,235   $   10,088   $   19,912   $  (40,210)   $  (10,210)
                                  ==========   ==========   ==========   ==========    ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended
                                                                      December 31,
                                                                -----------------------
                                                                   2000         1999
                                                                ----------   ----------
Cash Flows from Operating Activities:
   Net loss                                                     $   (8,834)  $   (1,301)

   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Increase in accounts payable and
         accrued expenses                                           11,250        4,000
                                                                ----------   ----------

                Net Cash Provided by Operating
                  Activities                                         2,416        2,699
                                                                ----------   ----------

Net Increase in Cash and Cash Equivalents                            2,416        2,699

Cash and Cash Equivalents, beginning of
  year                                                              52,887       50,188
                                                                ----------   ----------

Cash and Cash Equivalents, end of
  year                                                          $   55,303   $   52,887
                                                                ==========   ==========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                   $       --   $       --
                                                                ==========   ==========
     Taxes                                                      $       --   $       --
                                                                ==========   ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp. and hereinafter referred to as the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership in the Company was provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting (public) company whose securities are qualified for trading in the United States secondary market.

CASH AND CASH EQUIVALENTS

For financial statement purposes, short-term investments with a maturity of ninety days or less and highly liquid investments are considered cash equivalents.

USE OF MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER SHARE

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

COMPREHENSIVE INCOME

For the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for either of the years presented in these financial statements.


2.   CONVERTIBLE NOTES PAYABLE

On December 7, 1998 the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. Pasquale and Carmine Catizone are brothers. The notes, due on December 7, 2001, are convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)


3.   COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.001 per share, of which 10,088,235 shares are issued and outstanding at December 31, 1999 and 2000

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and nonassessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

In March of 1992 the Company issued 1,588,235 shares of its common stock to the former stockholders and creditors of PRS and issued 8,500,000 shares to unaffiliated parties for $30,000 pursuant to the PRS Plan of Reorganization described in Note 1.

Pursuant to a certain Securities Purchase Agreement dated as of May 5, 1996, Mr. Pasquale Catizone and related individuals (the "Catizone Group") purchased from the former president and director of the Company an aggregate of 8,500,000 shares of Common Stock for an aggregate purchase price of $35,000. Simultaneous with the closing of the Securities Purchase Agreement, the then officers and directors of the Company tendered resignations from their respective positions, at which time Pasquale Catizone became president and director and Carmine Catizone became secretary, treasurer and director of the Company.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBSHMAN OPTICAL CORP.


By: /s/ PASQUALE CATIZONE
    --------------------------------------
    Pasquale Catizone, President, Director                Date   April 12, 2001


In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

    SIGNATURES                          TITLE                         DATE

PRINCIPAL EXECUTIVE OFFICER:


/s/ PASQUALE CATIZONE
-----------------------------
Pasquale Catizone                     President                   April 12, 2001


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ CARMINE CATIZONE
-----------------------------
Carmine Catizone                      Secretary, Treasurer        April 12, 2001


A MAJORITY OF THE BOARD OF DIRECTORS:


/s/ PASQUALE CATIZONE
-----------------------------
Pasquale Catizone                     Director                    April 12, 2001


/s/ CARMINE CATIZONE
-----------------------------
Carmine Catizone                      Director                    April 12, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS


No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 2000 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.