Form 10QSB
period 2001-03-31
HIBSHMAN OPTICAL CORP
filed 2001-11-09
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                         Commission File Number 0-20297


                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          New Jersey                                             88-0284402
-------------------------------                              ------------------
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


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 10,088,235 shares

     Transitional Small Business Disclosure Format (check one):

Yes [X]   No [ ]

                             Hibshman Optical Corp.
                          (A Development Stage Company)



                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

     Hibshman Optical Corp. Balance Sheets as of March 31, 2001 and
         December 31, 2000................................................    1

     Statements of Operations for the three month periods ended
         March 31, 2001 and 2000..........................................    2

     Statements of Cash Flows for the three month periods ended
         March 31, 2001 and 2000..........................................    3

     Notes to Financial Statements (unaudited)............................    4

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    5

PART II

Item 1 - Legal Proceedings................................................    6
Item 2 - Changes in Securities and Use of Proceeds........................    7
Item 3 - Defaults Upon Senior Securities..................................    7
Item 4 - Submission of Matters to a Vote of Security Holders..............    7
Item 6 - Exhibits and Reports on Form 8-K.................................    7

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                        March 31,   December 31,
                                                          2001          2000
                                                        --------      --------
ASSETS                                                 (Unaudited)    (Audited)
------

Current Assets:
  Cash and cash equivalents                             $ 52,151      $ 55,303
                                                        --------      --------

                                                        $ 52,151      $ 55,303
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable and accrued
    expenses                                            $ 14,661      $ 15,513
  Convertible notes payable                               50,000        50,000
                                                        --------      --------
        Total Current Liabilities                         64,661        65,513
                                                        --------      --------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at March 31, 2001 and
    December 31, 2000                                     10,088        10,088
  Additional paid-in-capital                              19,912        19,912
  Retained earnings (deficit)                            (42,510)      (40,210)
                                                        --------      --------
        Total Stockholders' Equity (Deficit)             (12,510)      (10,210)
                                                        --------      --------

                                                        $ 52,151      $ 55,303
                                                        ========      ========

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                 ------------      ------------

Revenues                                         $         --      $         --

Cost of Revenues                                           --                --
                                                 ------------      ------------

Gross Profit                                               --                --

Other Costs:
  General and administrative
    Expenses                                            2,010                --
                                                 ------------      ------------
      Total Other Costs                                 2,010                --

Other Income and Expense:
  Interest income (expense)                              (290)             (305)
                                                 ------------      ------------

Net Loss before Income Taxes                            2,300              (305)

Income Taxes                                               --                --
                                                 ------------      ------------

Net Loss                                         $     (2,300)     $       (305)
                                                 ============      ============

Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                                 $         --      $         --
                                                 ============      ============

  Basic and diluted common shares
    outstanding                                    10,088,325        10,088,325
                                                 ============      ============

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      For the Three Months Ended
                                                               March 31,
                                                           2001        2000
                                                         --------    --------

Cash Flows from Operating Activities:
  Net loss                                               $ (2,300)   $   (305)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Increase (decrease) in accounts payable
        and accrued expenses                                 (852)      1,000
                                                         --------    --------
          Net cash provided by (used in) operating
            activities                                     (3,152)        695
                                                         --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents       (3,152)        695

Cash and Cash Equivalents, beginning of period             55,303      52,887
                                                         --------    --------

Cash and Cash Equivalents, end of period                 $ 52,151    $ 53,582
                                                         ========    ========

Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                             $     --    $     --
                                                         ========    ========
    Taxes                                                $     --    $     --
                                                         ========    ========

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



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


NOTE 2
------

The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The statements of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


NOTE 3
------

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month periods ended March 31, 2001 and March 31, 2000. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

     It is our purpose to seek, investigate and, if such investigation warrants, acquire an interest in a business entity presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of our broad discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture in the near future because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.


Liquidity and Capital Resources

     The Company has, and will continue to have, very limited to no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     As of March 31, 2001, we had total assets of $52,151 as compared to $55,303 at December 31, 2000 reflecting a decrease of $3,152. As of March 31, 2001, we had total liabilities of $64,661 as compared to $65,513 at December 31, 2000, reflecting a decrease in liabilities of $852. Reflecting the foregoing, the financial statements indicate that at March 31, 2001, we had a working capital deficit (current assets minus current liabilities) of ($12,510) and at December 31, 2000 we had a working capital deficit of ($10,210).

     In the event that we need any additional funds for operating capital or for costs in connection with searching for or completing an acquisition or merger, management contemplates that it will seek to issue additional shares of our common stock. There is no fixed minimum or maximum amount we will raise in connection with such an issuance. We do not intend to borrow any funds to make any payments to promoters, management or their affiliates or associates.


Results of Operations

     We are presently in the very early stages of seeking an interest in a business entity. Unless and until we successfully identify and acquire an interest in a business entity, we will continue to generate no revenues from operations. Except for the foregoing, we have never engaged in any significant business activities.

     The financial statements which are included in this Report reflect total general and administrative expenses of $2,010 for the three-month period ended March 31, 2001.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


     PART II

     OTHER INFORMATION

Item 1 - Legal Proceedings

We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of March 31, 2001 was 10,088,235.

     No new shares were issued during the three months ended March 31, 2001.

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



                             HIBSHMAN OPTICAL CORP,


Date: November 5, 2001                By: /s/ PASQUALE CATIZONE
                                          -------------------------------------
                                          Pasquale Catizone, President


Date: November 5, 2001                By: /s/ CARMINE CATIZONE
                                          -------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer