Form 10QSB
period 2001-06-30
HIBSHMAN OPTICAL CORP
filed 2001-11-09
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                         Commission File Number 0-20297


                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          New Jersey                                             88-0284402
-------------------------------                              -------------------
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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 10,088,235 shares

     Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)



                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

     Hibshman Optical Corp. Balance Sheets as of June 30, 2001
         and December 31, 2000............................................    1

     Statements of Operations for the three and six months period ended
         June 30, 2001 and 2000...........................................    2

     Statements of Cash Flows for the six months period ended
         June 30, 2001 and 2000...........................................    3

     Notes to Financial Statements (unaudited)............................    4

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    5

PART II

Item 1 - Legal Proceedings................................................    6
Item 2 - Changes in Securities and Use of Proceeds........................    7
Item 3 - Defaults Upon Senior Securities..................................    7
Item 4 - Submission of Matters to a Vote of Security Holders..............    7
Item 6 - Exhibits and Reports on Form 8-K.................................    7

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                        June 30,    December 31,
                                                          2001          2000
                                                        --------      --------
ASSETS                                                 (Unaudited)    (Audited)
------

Current Assets:
  Cash and cash equivalents                             $ 51,146      $ 55,303
                                                        --------      --------

                                                        $ 51,146      $ 55,303
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable and accrued
    expenses                                            $ 15,710      $ 15,513
  Convertible notes payable                               50,000        50,000
                                                        --------      --------
        Total Current Liabilities                         65,710        65,513
                                                        --------      --------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at June 30, 2001 and
    December 31, 2000                                     10,088        10,088
  Additional paid-in-capital                              19,912        19,912
  Retained earnings (deficit)                            (44,564)      (40,210)
                                                        --------      --------
        Total Stockholders' Equity (Deficit)             (14,564)      (10,210)
                                                        --------      --------

                                                        $ 51,146      $ 55,303
                                                        ========      ========



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       For the Three Months Ended       For the Six Months Ended
                                                June 30,                        June 30,
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------

Revenues                              $         --    $         --    $         --    $         --

Cost of Revenues                                --              --              --              --
                                      ------------    ------------    ------------    ------------

Gross Profit                                    --              --              --              --

Other Costs:
  General and administrative
    Expenses                                 1,670             750           3,680             750
                                      ------------    ------------    ------------    ------------
      Total Other Costs                      1,670             750           3,680             750

Other Income and Expense:
  Interest income (expense)                   (384)           (295)           (674)           (600)
                                      ------------    ------------    ------------    ------------

Net Loss before Income Taxes                (2,054)         (1,045)         (4,354)         (1,350)

Income Taxes                                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss                              $     (2,054)   $     (1,045)   $     (4,354)   $     (1,350)
                                      ============    ============    ============    ============

Earnings (Loss) per Share:
  Basic and diluted earnings (loss)
    per common share                  $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============

  Basic and diluted common
    shares outstanding                  10,088,235      10,088,235      10,088,325      10,088,325
                                      ============    ============    ============    ============



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       For the Six Months Ended
                                                               June 30,
                                                           2001        2000
                                                         --------    --------

Cash Flows from Operating Activities:
  Net loss                                               $ (4,354)   $ (1,350)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Increase in accounts payable and
        accrued expenses                                      197       2,750
                                                         --------    --------
          Net cash provided by (used in) operating
            activities                                     (4,157)      1,400
                                                         --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents       (4,157)      1,400

Cash and Cash Equivalents, beginning of period             55,303      52,887
                                                         --------    --------

Cash and Cash Equivalents, end of period                 $ 51,146    $ 54,287
                                                         ========    ========

Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                             $     --    $     --
                                                         ========    ========
    Taxes                                                $     --    $     --
                                                         ========    ========



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



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


NOTE 2
------

The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operation for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

The statements of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


NOTE 3
------

Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six month periods ended June 30, 2001 and June 30, 2000. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

     As of June 30, 2001, we had total assets of $51,146 as compared to $55,303 at December 31, 2000 reflecting a decrease of $4,157. As of June 30, 2001, we had total liabilities of $65,710 as compared to $65,513 at December 31, 2000, reflecting an increase in liabilities of $197. Reflecting the foregoing, the financial statements indicate that at June 30, 2001, we had a working capital deficit (current assets minus current liabilities) of ($14,564) and at December 31, 2000 we had a working capital deficit of ($10,210).

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

     The financial statements which are included in this Report reflect total general and administrative expenses of $1,670 for the three-month period ended June 30, 2001 versus $750 for the analogous three-month period ended June 30, 2000, reflecting an increase of $920.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


     PART II

     OTHER INFORMATION

Item 1 - Legal Proceedings

We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of June 30, 2001 was 10,088,235.

     No new shares were issued during the three months ended June 30, 2001.

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



                             HIBSHMAN OPTICAL CORP,


Date: November 6, 2001                By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President


Date: November 6, 2001                By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer