Form 10QSB
period 2001-09-30
HIBSHMAN OPTICAL CORP
filed 2001-12-05
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30 2001: 10,088,235 shares

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)



                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

     Hibshman Optical Corp.
         Balance Sheets as of
          September 30, 2001 and December 31, 2000..........................  3

     Statements of Operations
         for the three and nine months period
          ended September 30, 2001 and 2000.................................  4

     Statements of Cash Flows
         for the nine months period
          ended September 30, 2001 and 2000.................................  5

     Notes to Financial Statements (unaudited)..............................  6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  7

PART II

Item 1 - Legal Proceedings..................................................  8
Item 2 - Changes in Securities and Use of Proceeds..........................  9
Item 3 - Defaults Upon Senior Securities....................................  9
Item 4 - Submission of Matters to a Vote of Security Holders................  9
Item 6 - Exhibits and Reports on Form 8-K...................................  9

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                    September 30,   December 31,
                                                        2001            2000
                                                      --------        --------
ASSETS                                              (Unaudited)       (Audited)
------

Current Assets:
  Cash and cash equivalents                           $ 50,573        $ 55,303
                                                      --------        --------

                                                      $ 50,573        $ 55,303
                                                      ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable and accrued
    expenses                                          $ 16,997        $ 15,513
  Convertible notes payable                             50,000          50,000
                                                      --------        --------
       Total Current Liabilities                        66,997          65,513
                                                      --------        --------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at September 30, 2001 and
    December 31, 2000                                   10,088          10,088
  Additional paid-in-capital                            19,912          19,912
  Retained earnings (deficit)                          (46,424)        (40,210)
                                                      --------        --------
       Total Stockholders' Equity (Deficit)            (16,424)        (10,210)
                                                      --------        --------

                                                      $ 50,573        $ 55,303
                                                      ========        ========



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       For the Three Months Ended      For the Nine Months Ended
                                              September 30,                   September  30,
                                          2001            2000            2001            2000
                                          ----            ----            ----            ----

Revenues                              $         --    $         --    $         --    $         --

Cost of Revenues                                --              --              --              --
                                      ------------    ------------    ------------    ------------

Gross Profit                                    --              --              --              --

Other Costs:
  General and administrative
    Expenses                                 1,400           2,250           5,080           3,000
                                      ------------    ------------    ------------    ------------
      Total Other Costs                      1,400           2,250           5,080           3,000

Other Income and Expense:
  Interest income (expense)                   (460)           (286)         (1,134)           (886)
                                      ------------    ------------    ------------    ------------

Net Loss before Income Taxes                (1,860)         (2,536)         (6,214)         (3,886)

Income Taxes                                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss                              $     (1,860)   $     (2,536)   $     (6,214)   $     (3,886)
                                      ============    ============    ============    ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss)
    per common share                  $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============

  Basic and diluted common
    shares outstanding                  10,088,235      10,088,235      10,088,325      10,088,325
                                      ============    ============    ============    ============



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       For the Nine Months Ended
                                                             September 30,
                                                           2001        2000
                                                           ----        ----

Cash Flows from Operating Activities:
  Net loss                                               $ (6,214)   $ (3,886)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Increase in accounts payable and
        accrued expenses                                    1,484       6,000
                                                         --------    --------
          Net cash provided by (used in) operating
            activities                                     (4,730)      2,114
                                                         --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents       (4,730)      2,114

Cash and Cash Equivalents, beginning of period             55,303      52,887
                                                         --------    --------

Cash and Cash Equivalents, end of period                 $ 50,573    $ 55,001
                                                         ========    ========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                             $     --    $     --
                                                         ========    ========
    Taxes                                                $     --    $     --
                                                         ========    ========



--------------------

See accompanying notes to these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001



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


NOTE 2
------

The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

The statements of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and nine month periods ended September 30, 2001 and September 30, 2000. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

     As of September 30, 2001, we had total assets of $50,573 as compared to $55,303 at December 31, 2000 reflecting a decrease of $4,730. As of September 30, 2001, we had total liabilities of $66,997 as compared to $65,513 at December 31, 2000, reflecting an increase in liabilities of $1,484. Reflecting the foregoing, the financial statements indicate that at September 30, 2001, we had a working capital deficit (current assets minus current liabilities) of ($16,424) and at December 31, 2000 we had a working capital deficit of ($10,210).

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

     The financial statements which are included in this Report reflect total general and administrative expenses of $1,400 for the three-month period ended September 30, 2001 versus $2,250 for the analogous three-month period ended September 30, 2000, reflecting an decrease of $850.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


     PART II

     OTHER INFORMATION

Item 1 - Legal Proceedings

     We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of September 30, 2001 was 10,088,235.

     No new shares were issued during the three months ended September 30, 2001.

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

                                      HIBSHMAN OPTICAL CORP,


Date: November 8, 2001                By: /s/ PASQUALE CATIZONE
                                          -------------------------------------
                                          Pasquale Catizone, President

Date: November 8, 2001                By: /s/ CARMINE CATIZONE
                                          -------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer