Form 10KSB
period 2001-12-31
HIBSHMAN OPTICAL CORP
filed 2002-04-04
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                                       $0
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                           $ 0 (as of March 31, 2001)
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                        10,088,235 (as of March 31, 2001)
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)

            Transitional Small Business Disclosure Format (check one)
                                Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I


               Quarterly Report of the Company on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

The Company was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and creditors committee which provided that PRS will issue 15% of the total shares of common stock of each subsidiary to the creditors and shareholders who, as a class would receive a total of 10% and 5% of those shares respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration provided in
Section 3 (a) (10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to be issued to the creditor class and approximately 500,000 shares were authorized to be issued to the stockholders of PRS as a class. 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

In March 1992, the Board of Directors authorized the name change from PRS Sub I, Inc. to Service Lube Inc. The Company entered into a transaction with an operating company in March of 1992 and in April 1992 the Board of Directors of the Company authorized the name change from Service Lube, Inc. to Fianza Commercial Corp. On April 23, 1992 the Board of Directors and shareholders authorized the name change from Fianza Commerical Corp. to Hibshman Optical Corporation. Due to a change in the policy of that operating company's management team, the transaction between the Company and the operating company was rescinded and the stock ownership of Hibshman Optical Corp. was transferred to John B.M. Frohling, Esq., in exchange for monies owed to Mr. Frohling on account for legal services rendered to the Company. This returned the Company to its status as a public company with no assets and no liabilities, Mr. Frohling having canceled any obligations owed to him by the Company and its former principal stockholders.

On May 5, 1996, Mr. Frohling sold his interest in the Company to the "Catizone Group." The Catizone Group currently seeks to merge with a going concern, preferably with assets and a financial history, such that same will facilitate the merged entity to trading status.

Existing and Proposed Businesses

We purpose is to seek, investigate and, if warranted, affiliate with a business entity presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of our broad discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture in the near future because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We intend to seek a business opportunity with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and attendant with risk. We believe (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, very limited to no capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Officers of the Company, who are not professional business analysts. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, management intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act.

We will not restrict our search to any specific kind of firms, but may acquire an interest in a venture which is in its preliminary or development stage, which is already in operation, or any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded; or may seek other perceived advantages which we may offer.

Management of the Company, which may not have experience in matters relating to the business of a targeted potential merger company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person is likely to be assumed by the target company, as we have limited cash assets with which to pay such obligation.

If we were to utilize the services of a consultant in the selection of a target company, such consultant will likely be used to supplement the business experience of management, including perhaps accountants, technical experts, appraisers, attorneys or others. Our considerations in selecting such a consultant may be based on the nature of the target company's business, the form and amount of compensation required by the consultant, the depth of such consultant's experience and past success. If a consultant were retained, we would expect that any such consultant would provide us with a selection of target companies, would provide due diligence assistance for study of the target company, would assist in negotiating the terms of a business combination, and would serve to facilitate the negotiation process. More than one consultant could be used in locating a target company.

We have no agreements or understandings currently with any consultant to provide services.

Acquisition of opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of such a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such future reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and we are no longer considered a blank check company. Until such time as this occurs, it is our intention not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the market value of our existing publicly traded securities in the future if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby plan to structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

With respect to any merger or acquisition negotiations with a target company, we expect to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Thus, the percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements require certain representations and warranties of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and include miscellaneous other terms.

We will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We shall be subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 1 0-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the our discretion.

In the event that we need any additional funds for operating capital or for costs in connection with searching for or completing an acquisition or merger, management contemplates that it will seek to issue additional shares of our common stock. There is no fixed minimum or maximum amount that we will raise in connection with such an issuance. We do not intend to borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to its competitors.

Employees

We have no employees at this time.


ITEM 2.  DESCRIPTION OF PROPERTY

We own no properties and at this time have no agreements to acquire any properties. We currently use the home of Mr. Pasquale Catizone at no cost to the Company, an arrangement which we expects will continue until we complete an acquisition or merger.


ITEM 3.  LEGAL PROCEEDINGS

We are unaware of any other pending or threatened legal proceedings to which we are a party or of which any of our assets is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001 no matters were submitted to a vote of the shareholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At this time there is no active market for the Company's common stock. We intend to trade our common stock in the future, on a limited basis in the over-the-counter market and to cause its stock to be quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board").

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

If after a merger or acquisition, we do not meet the qualifications for listing on the Nasdaq SmallCap Market, our securities may be traded in the NASD's over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. We may apply for listing on the NASD OTC Bulletin Board or may offer our securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

If we are unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities.

Shareholders

As of December 31, 2001, the number of holders of record of our common stock, $.001 par value, was approximately 673.

Dividends

We have paid no cash dividends and have no present plan to pay cash dividends, intending instead to reinvest our earnings, if any. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon our future earnings (if any), financial condition, capital requirements and other factors. We are not presently subject to any contractual or similar restriction on our present or future ability to pay such dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the fiscal years ended December 31, 2001 ("Fiscal 2001"), and December 31, 2000 ("Fiscal 2000"). This discussion also includes events which occurred subsequent to the end of Fiscal 2001 and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report, which discuss factors which affect our business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with our Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The activities of the Company since its formation in 1991 have been limited and have been financed by sources other than from its operations. See "Financial Statements". We may raise funds during the next twelve months in the event we identify a target company with which we will engage in a business combination. See "DESCRIPTION OF COMPANY"

Liquidity and Capital Resources

The Company has maintained a consistent level of liquidity due to the fact that no significant operating expenses have been incurred and the loans advanced by the principal stockholders remain with the Company.

Results of Operations

We have not engaged in any recent operating activities, but continue to seek a business to acquire or with which to merge. See, "DESCRIPTION OF BUSINESS-The Company".


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of December 31, 2001, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                          Date
                                Offices                   Appointed
      Name             Age      Held                      Director
-----------------      ---      -------                   ---------
Pasquale Catizone       59      President                 May 1996
                                Director

Carmine Catizone        54      Secretary, Treasurer      May 1996
                                Director

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

Conflicts Of Interest

Although there are no plans to do so at this time, our officers and directors may in the future organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from us in certain respects such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company, which may result in terms providing benefits to any officer or director.

Compliance With Section 16(a) of the Exchange Act.

None of our securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.


ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

Our current officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement.

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of the Company. See "ITEM 4. SECURITY OWNERSHIP."

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of our employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001, with respect to the persons known to be the beneficial owners of more than 5% of our common stock, $.001 par value, and Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. We do not have any shares of any other class authorized, issued or outstanding.

                  PRINCIPAL SHAREHOLDERS TABLE

                 Name and              Amount and
Title            Address of            Nature of
of               Beneficial            Beneficial      Percent
Class            Owner                 Ownership       of Class(1)
------------------------------------------------------------------

Common      Pasquale Catizone          2,000,000          19.8%
            286 Cedar Street
            Cedar Grove, NJ 07009

Common      Barbara Catizone           1,000,000           9.9%
            266 Cedar Street
            Cedar Grove, NJ 07009

                 Name and              Amount and
Title            Address of            Nature of
of               Beneficial            Beneficial      Percent
Class            Owner                 Ownership       of Class(1)
------------------------------------------------------------------

Common      Robyn Conforth             1,000,000           9.9%
            266 Cedar Street
            Cedar Grove, NJ 07009

Common      Carmine Catizone           4,000,000          39.7%
            101/2Walker Avenue
            Morristown, NJ 07960
                                       ---------         -------
                          Total:       8,000,000           79.30%


Notes:

(1) The percentages listed in the table is calculated on the basis of 10,088,235 shares of the common stock, $.001 par value, of the Company outstanding as at December 31, 2001.

Changes in Control

We are not aware of any arrangements, which may at a subsequent date, result in a change in control of the Company.


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


ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - December 31, 2000 and 2001

     Consolidated Statements of Operations for the years ended
       December 31, 2000 and 2001

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years ended December 31, 2000 and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001

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

EXHIBIT NUMBER    DESCRIPTION                 LOCATION
--------------------------------------------------------------------------------

(2)               Certificate of Incorporation and By-laws:

2.1 Certificate of Incorporation (filed as an Exhibit to the Company's Form 10-SB on September 8, 2000)

2.2               By-laws (filed as an Exhibit to the Company's Form 10-SB on
                  September 8, 2000)

(3)               Court Orders

3.1* Bankruptcy Court Order dated May 1, 1996 authorizing the sale of the Debtor's assets to a third party on condition that shares of common stock be issued to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended.

3.2* Bankruptcy Court Order dated March 9, 1998 further authorizing the issuance of shares of common stock to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended.

(10)(a)           Consents - Experts:

10.1*             Consent of Accountants

* filed herewith.

Reports on 8-K

The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report.

                          HIBSHMAN OPTICAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Hibshman Optical Corporation


We have audited the accompanying balance sheets of Hibshman Optical Corporation (formerly Fianza Commercial Corp.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibshman Optical Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                       SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 14, 2002

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                               December 31,
ASSETS                                                       2001        2000
------                                                     --------    --------

Current Assets:
   Cash and cash equivalents                               $ 50,086    $ 55,303
                                                           --------    --------

        Total Current Assets                                 50,086      55,303
                                                           --------    --------

Total Assets                                               $ 50,086    $ 55,303
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
   Accrued interest payable                                $    326    $  8,263
   Accounts payable                                           9,491       7,250
   Convertible notes payable                                     --      50,000
                                                           --------    --------
        Total Current Liabilities                             9,817      65,513

Convertible Notes Payable                                    62,000          --
                                                           --------    --------

Total Liabilities                                            71,817      65,513
                                                           --------    --------

Stockholders' Equity (Deficit):
   Common stock, $.001 par value, 100,000,000
     shares authorized, 10,088,235 shares issued
     and outstanding at December 31, 2001 and
     2000                                                    10,088      10,088
   Additional paid-in-capital                                19,912      19,912
   Retained earnings (deficit)                              (51,731)    (40,210)
                                                           --------    --------
        Total Stockholders' Equity (Deficit)                (21,731)    (10,210)
                                                           --------    --------

Total Liabilities and Stockholders' Equity (Deficit)       $ 50,086    $ 55,303
                                                           ========    ========



--------------------

The accompanying notes are an integral part of these financial statements.

                           HIBSHMAN OPTICAL CORPORATION

                             STATEMENTS OF OPERATIONS



                                                            For the Years Ended
                                                                December 31,
                                                           2001            2000
                                                       ------------    ------------

Revenues                                               $         --    $         --

Cost of Revenues                                                 --              --
                                                       ------------    ------------

Gross Profit                                                     --              --

Other Costs:
  General and administrative
    expenses                                                 13,943           7,668
                                                       ------------    ------------
      Total Other Costs                                      13,943           7,668

Other Income and Expense:
  Interest income (expense) net                               2,422          (1,166)
                                                       ------------    ------------

Net Loss before Income Taxes                                (11,521)         (8,834)

Income Taxes                                                     --              --
                                                       ------------    ------------

Net Loss                                               $    (11,521)   $     (8,834)
                                                       ============    ============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per common share   $      (0.00)   $      (0.00)
                                                       ============    ============


  Basic and diluted common shares outstanding            10,088,235      10,088,235
                                                       ============    ============



--------------------

The accompanying notes are an integral part of these financial statements.

                                    HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                    Common Stock
                                  $.001 Par Value
                              -----------------------
                                             Common     Additional    Retained           Total
                                Number        Stock      Paid-in-     Earnings       Stockholders'
                               of Shares     Amount       Capital     (Deficit)    Equity (Deficit)
                              ----------   ----------   ----------   ----------    ----------------

Balances, January 1, 2000     10,088,235   $   10,088   $   19,912   $  (31,376)     $   (1,376)

Net Loss for the Year Ended
  December 31, 2000                   --           --           --       (8,834)         (8,834)
                              ----------   ----------   ----------   ----------      ----------

Balances, December 31, 2000   10,088,235       10,088       19,912      (40,210)        (10,210)

Net Loss for the Year Ended
  December 31, 2001                   --           --           --      (11,521)        (11,521)
                              ----------   ----------   ----------   ----------      ----------

Balances December 31, 2001    10,088,235   $   10,088   $   19,912   $  (51,731)     $  (21,731)
                              ==========   ==========   ==========   ==========      ==========



--------------------

The accompanying notes are an integral part of these financial statements.

                                HIBSHMAN OPTICAL CORPORATION

                                  STATEMENTS OF CASH FLOWS



                                                                        For the Years Ended
                                                                            December 31,
                                                                          2001        2000
                                                                        --------    --------

Cash Flows from Operating Activities:
  Net loss                                                              $(11,521)   $ (8,834)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Interest expense                                                     4,063       4,000

Change in liabilities:
    Increase in accounts payable                                           2,241       7,250
                                                                        --------    --------

            Net Cash Provided by (Used in) Operating
              Activities                                                  (5,217)      2,416
                                                                        --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents                      (5,217)      2,416

Cash and Cash Equivalents, beginning of
  year                                                                    55,303      52,887
                                                                        --------    --------

Cash and Cash Equivalents, end of
  year                                                                  $ 50,086    $ 55,303
                                                                        ========    ========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                            $     --    $     --
                                                                        ========    ========
    Taxes                                                               $     --    $     --
                                                                        ========    ========

Supplemental Disclosure of Non-Cash
  Financing Activity:
  Conversion of accrued interest payable to convertible notes payable   $ 12,000    $     --
                                                                        ========    ========



--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

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

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

Cash and Cash Equivalents
-------------------------

For financial statement purposes, short-term investments with a maturity of ninety days or less and highly liquid investments are considered cash equivalents.

Use of Management's Estimates
-----------------------------

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

Income Taxes
------------

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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Continued)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------

As of December 31, 1997, the FASB issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Impairment of Long-Lived Assets
-------------------------------

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

Comprehensive Income
--------------------

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No.141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 had no effect on the Company's operating results or financial condition.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Continued)



2.   CONVERTIBLE NOTES PAYABLE

On December 7, 1998 the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. Pasquale and Carmine Catizone are brothers. The notes were due on December 7, 2001, and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share. These notes were extended on that date for three years at the same rate of interest, conversion price and terms and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000.

3.   COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.001 per share, of which 10,088,235 shares are issued and outstanding at December 31, 2001 and 2000

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and nonassessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

In March of 1992 the Company issued 1,588,235 shares of its common stock to the former stockholders and creditors of PRS and issued 8,500,000 shares to unaffiliated parties for $30,000 pursuant to the PRS Plan of Reorganization described in Note 1.

Pursuant to a certain Securities Purchase Agreement dated as of May 5, 1996, Mr. Pasquale Catizone and related individuals (the "Catizone Group") purchased from the former president and director of the Company an aggregate of 8,500,000 shares of Common Stock. Simultaneous with the closing of the Securities Purchase Agreement, the then officers and directors of the Company tendered resignations from their respective positions, at which time Pasquale Catizone became president and director and Carmine Catizone became secretary, treasurer and director of the Company.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBSHMAN OPTICAL CORP.



By: /s/ PASQUALE CATIZONE
    --------------------------------------
    Pasquale Catizone, President, Director                   Date: April 3, 2002


In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

            SIGNATURES                        TITLE                    DATE

Principal Executive Officer:

/s/ PASQUALE CATIZONE
-----------------------------------
Pasquale Catizone                        President                 April 3, 2002



Principal Financial and Accounting Officer:

/s/ CARMINE CATIZONE
-----------------------------------
Carmine Catizone                         Secretary, Treasurer      April 3, 2002



A Majority of the Board of Directors:

/s/ PASQUALE CATIZONE
-----------------------------------
Pasquale Catizone                        Director                  April 3, 2002


/s/ CARMINE CATIZONE
-----------------------------------
Carmine Catizone                         Director                  April 3, 2002

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 2001 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.