Form 10QSB
period 2002-03-31
HIBSHMAN OPTICAL CORP
filed 2002-05-20
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002: 10,088,235 shares

     Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)




                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

     Hibshman Optical Corp.
         Balance Sheets as of
             March 31, 2002 and December 31, 2001..........................   3

     Statements of Operations
         for the three months period
             ended March 31, 2002 and March 31, 2001.......................   4

     Statements of Cash Flows
         for the three months period
             ended March 31, 2002 and March 31, 2001.......................   5

     Notes to Financial Statements (unaudited).............................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   8

PART II

Item 1 - Legal Proceedings.................................................  10
Item 2 - Changes in Securities and Use of Proceeds.........................  10
Item 3 - Defaults Upon Senior Securities...................................  10
Item 4 - Submission of Matters to a Vote of Security Holders...............  10
Item 6 - Exhibits and Reports on Form 8-K..................................  10

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS


                                                        March 31,   December 31,
ASSETS                                                    2002         2001
------                                                  ---------    ---------
                                                       (Unaudited)   (Audited)

Current Assets:
  Cash and cash equivalents                             $  50,620    $  50,086
                                                        ---------    ---------

      Total Current Assets                                 50,620       50,086
                                                        ---------    ---------

Total Assets                                            $  50,620    $  50,086
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                              $   1,549    $     326
  Accounts payable                                         11,230        9,491
                                                        ---------    ---------
      Total Current Liabilities                            12,779        9,817

Convertible Notes Payable                                  62,000       62,000
                                                        ---------    ---------

Total Liabilities                                          74,779       71,817
                                                        ---------    ---------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at March 31, 2002 and
    December 31, 2001                                      10,088       10,088
  Additional paid-in capital                               19,912       19,912
  Retained earnings (deficit)                             (54,159)     (51,731)
                                                        ---------    ---------
      Total Stockholders' Equity (Deficit)                (24,159)     (21,731)
                                                        ---------    ---------

Total Liabilities and Stockholders' Equity (Deficit)    $  50,620    $  50,086
                                                        =========    =========



--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            March 31,
                                                     2002              2001
                                                 ------------      ------------

Revenues                                         $         --      $         --

Cost of Revenues                                           --                --
                                                 ------------      ------------

Gross Profit                                               --                --

Other Costs:
  General and administrative expenses                   1,739             2,010
                                                 ------------      ------------
      Total Other Costs                                 1,739             2,010

Other Income and Expense:
  Interest income (expense) net                          (689)             (290)
                                                 ------------      ------------

Net Loss before Income Taxes                           (2,428)           (2,300)

Income Taxes                                               --                --
                                                 ------------      ------------

Net Loss                                         $     (2,428)     $     (2,300)
                                                 ============      ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                                 $         --      $         --
                                                 ============      ============
  Basic and diluted common shares
    outstanding                                    10,088,235        10,088,235
                                                 ============      ============



--------------------

The accompanying notes are an integral part of these financial statements.

                            HIBSHMAN OPTICAL CORPORATION

                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                           For the Three Months Ended
                                                                    March 31,
                                                             2002              2001
                                                           --------          --------

Cash Flows from Operating Activities:
  Net loss                                                 $ (2,428)         $ (2,300)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Interest expense                                        1,223             1,000

  Change in liabilities:
    Increase (decrease) in accounts payable                   1,739            (1,852)
                                                           --------          --------

        Net cash provided by (used in) operating
          activities                                            534            (3,152)
                                                           --------          --------

Cash Flows from Investing Activities                             --                --
                                                           --------          --------

Cash Flows from Financing Activities                             --                --
                                                           --------          --------

Net Increase (Decrease) in Cash and Cash Equivalents            534            (3,152)

Cash and Cash Equivalents, beginning of period               50,086            55,303
                                                           --------          --------

Cash and Cash Equivalents, end of period                   $ 50,620          $ 52,151
                                                           ========          ========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                               $     --          $     --
                                                           ========          ========
    Taxes                                                  $     --          $     --
                                                           ========          ========



--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp. and hereinafter referred to as the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and Creditors committee which provided that PRS will issue 15% of the total shares of each subsidiary to the creditors and shareholders who as classes receive a total of 10% and 5%, respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration, Section 3(a)(10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to the creditor class and approximately 500,000 shares were authorized to the stockholders of PRS as a class. The balance of approximately 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

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

Earnings (Loss) Per Share

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 had no impact on the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.


2.   INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The statements of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three months ended March 31, 2002 and March 31, 2001. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

     On May 5, 1996, Mr. Frohling sold his interest in the Company to the "Catizone Group." The Company currently seeks to merge with a going concern, preferably with assets and a financial history, such that same will facilitate the merged entity to trading status. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of our broad discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture in the near future because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

     We anticipate that the selection of a business opportunity in which to participate will be complex and attendant with risk. We believe (but have not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

     As of March 31, 2002, we had total assets of $50,620 as compared to $50,086 at December 31, 2001 reflecting an increase of $534. As of March 31, 2002, we had total liabilities of $74,779 as compared to $71,817 at December 31, 2001, reflecting an increase in liabilities of $2,962. Reflecting the foregoing, the financial statements indicate that at March 31, 2002, we had a working capital (current assets minus current liabilities) of $37,841, and at December 31, 2001 we had a working capital of $40,269. However, at March 31, 2002 we had a deficit in stockholders' equity of ($24,159) compared to a deficit in stockholders' equity of ($21,731) at December 31, 2001.

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

     The financial statements which are included in this Report reflect total general and administrative expenses of $1,739 for the three-month period ended March 31, 2002 versus $2,010 for the analogous three-month period ended March 31, 2001, reflecting an decrease of $271.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.

     PART II

     OTHER INFORMATION

Item 1 - Legal Proceedings

     We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of March 31, 2002 was 10,088,235.

     No new shares were issued during the three months ended March 31, 2002.

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


                                      HIBSHMAN OPTICAL CORP,


Date: May 20, 2002                    By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President



Date: May 20, 2002                    By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer