Form 10QSB
period 2002-06-30
HIBSHMAN OPTICAL CORP
filed 2002-08-09
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 10,088,235 shares

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)




                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

         Hibshman Optical Corp.
           Balance Sheets as of
             June 30, 2002 and December 31, 2001..........................    3

         Statements of Operations
           for the three and six months period
             ended June 30, 2002 and June 30, 2001........................    4

         Statements of Cash Flows
           for the six months period
             ended June 30, 2002 and June 30, 2001........................    5

         Notes to Financial Statements (unaudited)........................    6

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    8

PART II

Item 1 - Legal Proceedings................................................   10
Item 2 - Changes in Securities and Use of Proceeds........................   10
Item 3 - Defaults Upon Senior Securities..................................   10
Item 4 - Submission of Matters to a Vote of Security Holders..............   10
Item 6 - Exhibits and Reports on Form 8-K.................................   10

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS



                                                         June 30,   December 31,
ASSETS                                                     2002         2001
------                                                  ---------    ---------
                                                       (Unaudited)   (Audited)

Current Assets:
  Cash and cash equivalents                             $  63,572    $  16,945
                                                        ---------    ---------
      Total Current Assets                                 63,572       16,945
                                                        ---------    ---------

Total Assets                                            $  63,572    $  16,945
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued
    expenses                                            $   6,322    $   7,828
                                                        ---------    ---------
      Total Current Liabilities                             6,322        7,828
                                                        ---------    ---------

Total Liabilities                                           6,322        7,828
                                                        ---------    ---------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,532,692 and 10,532,652 shares
    issued and outstanding at June 30, 2002 and
    December 31, 2001, respectively                        17,533       10,533
  Additional paid-in capital                              104,000       53,000
  Retained earnings (deficit)                             (64,283)     (54,416)
                                                        ---------    ---------
      Total Stockholders' Equity                           57,250        9,117
                                                        ---------    ---------

Total Liabilities and Stockholders' Equity              $  63,572    $  16,945
                                                        =========    =========


--------------------

The accompanying notes are an integral part of these financial statements.

                                   BAYNON INTERNATIONAL CORPORATION

                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                           For the Three Months Ended       For the Six Months Ended
                                                    June 30,                        June 30,
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------

Revenues                                  $         --    $         --    $         --    $         --

Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------

Gross Profit                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Other Costs:
  General and administrative expenses            4,903           3,565          10,976           7,206
                                          ------------    ------------    ------------    ------------
      Total Other Costs                          4,903           3,565          10,976           7,206

Other Income and Expense:
  Interest income                                  708             329           1,109             805
                                          ------------    ------------    ------------    ------------

Net Loss before Income Taxes                    (4,195)         (3,236)         (9,867)         (6,401)

Income Taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                  $     (4,195)   $     (3,236)   $     (9,867)   $     (6,401)
                                          ============    ============    ============    ============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                          $         --    $         --    $         --    $         --
                                          ============    ============    ============    ============

  Basic and diluted common shares
    outstanding                             17,532,692      10,532,692      16,179,100      10,532,692
                                          ============    ============    ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Six Months Ended
                                                                June 30,
                                                            2002        2001
                                                          --------    --------

Cash Flows from Operating Activities:
  Net loss                                                $ (9,867)   $ (6,401)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Decrease in accounts payable
        and accrued expenses                                (1,506)    (11,545)
                                                          --------    --------

          Net cash used in operating activities            (11,373)    (17,946)
                                                          --------    --------

Cash Flows from Investing Activities                            --          --
                                                          --------    --------

Cash Flows from Financing Activities:
  Issuance of common stock                                  58,000          --
                                                          --------    --------
          Net cash provided by financing
            activities                                      58,000          --
                                                          --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents        46,627     (17,946)

Cash and Cash Equivalents, beginning of period              16,945      42,208
                                                          --------    --------

Cash and Cash Equivalents, end of period                  $ 63,572    $ 24,262
                                                          ========    ========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                              $     --    $     --
                                                          ========    ========
    Income taxes                                          $     --    $     --
                                                          ========    ========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


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


Earnings (Loss) Per Share
-------------------------

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

                                  JUNE 30, 2002
                                   (Continued)


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


Reclassifications
-----------------

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.


2.   INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, its results of operations for the three months and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

The statements of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three and six months ended June 30, 2002 and June 30, 2001. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

     As of June 30, 2002, we had total assets of $47,937 as compared to $50,086 at December 31, 2001 reflecting a decrease of $2,149. As of June 30, 2002, we had total liabilities of $74,331 as compared to $71,817 at December 31, 2001, reflecting an increase in liabilities of $2,514. Reflecting the foregoing, the financial statements indicate that at June 30, 2002, we had a working capital (current assets minus current liabilities) of $35,606, and at December 31, 2001 we had a working capital of $40,269. However, at June 30, 2002 we had a deficit in stockholders' equity of ($26,394) compared to a deficit in stockholders' equity of ($21,731) at December 31, 2001.

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

     The financial statements which are included in this Report reflect total general and administrative expenses of $1,515 for the three-month period ended June 30, 2002 versus $1,670 for the analogous three-month period ended June 30, 2001, reflecting an decrease of $155.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.

     PART II

     OTHER INFORMATION

Item 1 - Legal Proceedings

     We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of August 1, 2002 was 10,088,235.

     No new shares were issued during the three months ended June 30, 2002.

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


                                      HIBSHMAN OPTICAL CORP,



Date: August 9, 2002                  By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President



Date: August 9, 2002                  By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer