Form 10QSB/A
period 2002-06-30
HIBSHMAN OPTICAL CORP
filed 2002-08-16
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                             PRELIMINARY STATEMENT:

The registrant's original Form 10-QSB filing dated August 9, 2002 for the June 30, 2002 period is being amended to include the proper financial statements of the registrant. The prior Form 10-QSB filing included financial statements of a non-affiliated company due to an administrative error.


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

         Hibshman Optical Corp.
           Balance Sheets as of
             June 30, 2002 and December 31, 2001..........................    3

         Statements of Operations
           for the three and six months period
             ended June 30, 2002 and June 30, 2001........................    4

         Statements of Cash Flows
           for the six months period
             ended June 30, 2002 and June 30, 2001........................    5

         Notes to Financial Statements (unaudited)........................    6

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    8

PART II

Item 1 - Legal Proceedings................................................   10
Item 2 - Changes in Securities and Use of Proceeds........................   10
Item 3 - Defaults Upon Senior Securities..................................   10
Item 4 - Submission of Matters to a Vote of Security Holders..............   10
Item 6 - Exhibits and Reports on Form 8-K.................................   10

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                         June 30,     December 31,
ASSETS                                                     2002           2001
------                                                 -----------    -----------
                                                       (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                            $    47,937    $    50,086
                                                       -----------    -----------

        Total Current Assets                                47,937         50,086
                                                       -----------    -----------

Total Assets                                           $    47,937    $    50,086
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                             $     2,786    $       326
  Accounts payable                                           9,545          9,491
                                                       -----------    -----------
        Total Current Liabilities                           12,331          9,817

Convertible Notes Payable                                   62,000         62,000
                                                       -----------    -----------

Total Liabilities                                           74,331         71,817
                                                       -----------    -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at June 30, 2002 and
    December 31, 2001                                       10,088         10,088
  Additional paid-in capital                                19,912         19,912
  Retained earnings (deficit)                              (56,394)       (51,731)
                                                       -----------    -----------
        Total Stockholders' Equity (Deficit)               (26,394)       (21,731)
                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)   $    47,937    $    50,086
                                                       ===========    ===========




--------------------

The accompanying notes are an integral part of these financial statements.


                                     HIBSHMAN OPTICAL CORPORATION

                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                           For the Three Months Ended       For the Six Months Ended
                                                    June 30,                        June 30,
                                          ----------------------------    ----------------------------
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------
Revenues                                  $         --    $         --    $         --    $         --

Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------

Gross Profit                                        --              --              --              --

Other Costs:
  General and administrative expenses            1,515           1,670           3,254           3,680
                                          ------------    ------------    ------------    ------------
        Total Other Costs                        1,515           1,670           3,254           3,680

Other Income and Expense:
  Interest income (expense) net                   (720)           (384)         (1,409)           (674)
                                          ------------    ------------    ------------    ------------

Net Loss before Income Taxes                    (2,235)         (2,054)         (4,663)         (4,354)

Income Taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                  $     (2,235)   $     (2,054)   $     (4,663)   $     (4,354)
                                          ============    ============    ============    ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                          $         --    $         --    $         --    $         --
                                          ============    ============    ============    ============
  Basic and diluted common shares
    outstanding                             10,088,235      10,088,235      10,088,235      10,088,235
                                          ============    ============    ============    ============




--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------

Cash Flows from Operating Activities:
  Net loss                                           $    (4,663)   $    (4,354)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                     2,460          2,000

  Change in liabilities:
    Increase (decrease) in accounts payable                   54         (1,803)
                                                     -----------    -----------

        Net cash used in operating
          activities                                      (2,149)        (4,157)
                                                     -----------    -----------

Cash Flows from Investing Activities                          --             --
                                                     -----------    -----------

Cash Flows from Financing Activities                          --             --
                                                     -----------    -----------

Net Decrease in Cash and Cash Equivalents                 (2,149)        (4,157)

Cash and Cash Equivalents, beginning of period            50,086         55,303
                                                     -----------    -----------

Cash and Cash Equivalents, end of period             $    47,937    $    51,146
                                                     ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                         $        --    $        --
                                                     ===========    ===========
    Taxes                                            $        --    $        --
                                                     ===========    ===========





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


                                      HIBSHMAN OPTICAL CORP,



Date: August 14, 2002                 By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President



Date: August 14, 2002                 By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer