Form 10QSB
period 2002-09-30
HIBSHMAN OPTICAL CORP
filed 2002-11-14
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from            to
                                       ----------    ----------

                         Commission File Number 0-20297

                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                     88-0284402
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                 266 Cedar Street, Cedar Grove, New Jersey 07009
                 -----------------------------------------------
                    (Address of Principal executive offices)

                                 (973) 239-2952
                ------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2002: 10,088,235 shares

      Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                             Hibshman Optical Corp.
                          (A Development Stage Company)



                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)

         Hibshman Optical Corp.
         Balance Sheets as of
               December 31, 2001 and September 30, 2002                      3

         Statements of Operations
               for the three and nine months period
               ended September 30, 2002 and September 30, 2001               4

         Statements of Cash Flows
               for the nine month period ended September 30, 2002            5

         Notes to Financial Statements (unaudited)                           6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

PART II

Item 1 - Legal Proceedings                                                  10
Item 2 - Changes in Securities and Use of Proceeds                          10
Item 3 - Defaults Upon Senior Securities                                    10
Item 4 - Submission of Matters to a Vote of Security Holders                10
Item 6 - Exhibits and Reports on Form 8-K                                   10

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                         September 30,       December 31,
ASSETS                                                        2002               2001
------                                                   -------------      -------------
                                                          (Unaudited)         (Audited)
Current Assets:
  Cash and cash equivalents                              $      45,855      $      50,086
                                                         -------------      -------------

        Total Current Assets                                    45,855             50,086
                                                         -------------      -------------

Total Assets                                             $      45,855      $      50,086
                                                         =============      =============


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                               $       4,036      $         326
  Accounts payable                                               8,406              9,491
                                                         -------------      -------------
        Total Current Liabilities                               12,442              9,817

Convertible Notes Payable                                       62,000             62,000
                                                         -------------      -------------

Total Liabilities                                               74,442             71,817
                                                         -------------      -------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at September 30, 2002 and
    December 31, 2001                                           10,088             10,088
  Additional paid-in capital                                    19,912             19,912
  Retained earnings (deficit)                                  (58,587)           (51,731)
                                                         -------------      -------------
        Total Stockholders' Equity (Deficit)                   (28,587)           (21,731)
                                                         -------------      -------------

Total Liabilities and Stockholders' Equity (Deficit)     $      45,855      $      50,086
                                                         =============      =============


------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three Months Ended            For the Nine Months Ended
                                                     September 30,                          September 30,
                                                2002               2001               2002               2001
                                            -------------      -------------      -------------      -------------
Revenues                                    $          --      $          --      $          --      $          --

Cost of Revenues                                       --                 --                 --                 --
                                            -------------      -------------      -------------      -------------

Gross Profit                                           --                 --                 --                 --

Other Costs:
  General and administrative expenses               1,440              1,400              4,694              5,080
                                            -------------      -------------      -------------      -------------
        Total Other Costs                           1,440              1,400              4,694              5,080

Other Income and Expense:
  Interest income (expense) net                      (753)              (460)            (2,162)            (1,134)
                                            -------------      -------------      -------------      -------------

Net Loss before Income Taxes                       (2,193)            (1,860)            (6,856)            (6,214)

Income Taxes                                           --                 --                 --                 --
                                            -------------      -------------      -------------      -------------

Net Loss                                    $      (2,193)     $      (1,860)     $      (6,856)     $      (6,214)
                                            =============      =============      =============      =============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                            $          --      $          --      $          --      $          --
                                            =============      =============      =============      =============
  Basic and diluted common shares
    outstanding                                10,088,235         10,088,235         10,088,235         10,088,235
                                            =============      =============      =============      =============


------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine Months Ended
                                                                September 30,
                                                           2002              2001
                                                       ------------      ------------
Cash Flows from Operating Activities:
  Net loss                                             $     (6,856)     $     (6,214)

  Adjustments to reconcile net loss to net cash used in operating activities:

  Change in liabilities:
    Increase in accrued interest payable                      3,710             3,000
    Decrease in accounts payable                             (1,085)           (1,516)
                                                       ------------      ------------

        Net cash used in operating
          activities                                         (4,231)           (4,730)
                                                       ------------      ------------

Cash Flows from Investing Activities                             --                --
                                                       ------------      ------------

Cash Flows from Financing Activities                             --                --
                                                       ------------      ------------

Net Decrease in Cash and Cash Equivalents                    (4,231)           (4,730)

Cash and Cash Equivalents, beginning of period               50,086            55,303
                                                       ------------      ------------

Cash and Cash Equivalents, end of period               $     45,855      $     50,573
                                                       ============      ============


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                           $         --      $         --
                                                       ============      ============
    Taxes                                              $         --      $         --
                                                       ============      ============


------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp. and hereinafter referred to as the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and Creditors committee which provided that PRS will issue 15% of the total shares of each subsidiary to the creditors and shareholders who as classes would receive a total of 10% and 5%, respectively. Pursuant to certain terms of that proposed plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration, Section 3(a)(10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to the creditor class and approximately 500,000 shares were authorized for issuance to the stockholders of PRS as a class. The balance of approximately 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party which transaction was approved in the May 1996 bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.


The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or a domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.


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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Continued)



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


2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, its results of operations for the twelve months ended September 30, 2001 and September 30, 2002, and its cash flows for the months ended respectively September 30, 2002 and September 30, 2001.

The statements of operations for the three months and six months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

   The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three and six months ended June 30, 2002 and June 30, 2001. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

   As of September 30, 2002, we had total assets of $45,855 as compared to $50,086 at December 31, 2001, reflecting a decrease of $4,231. As of September 30, 2002, we had total liabilities of $74,442 as compared to $71,817 at December 31, 2001, reflecting an increase in liabilities of $2,625. Reflecting the foregoing, the financial statements indicate that at September 30, 2002, we had a working capital (current assets minus current liabilities of $33,413), and at December 31, 2001 we had a working capital of $40,269. However, at September 30, 2002 we had a deficit in stockholders' equity of ($28,587) compared to a deficit in stockholders' equity of ($21,731) at December 31, 2001.

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

      The financial statements which are included in this Report reflect total general and administrative expenses of $1,440 for the three-month period ended September 30, 2002 versus $1,400 for the analogous three-month period ended September 30, 2001, for an increase of $40.

   The Company has never commenced its proposed operations and therefore, has generated no revenues there from.

   PART II

      OTHER INFORMATION

Item 1 - Legal Proceedings

            We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

            The total number of shares of Common Stock issued and outstanding as of September 30, 2002 was 10,088,235. No new shares were issued during the three months ended September 30, 2002.

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


                                    HIBSHMAN OPTICAL CORP,


Date: November 14, 2002             By:  /s/ Pasquale Catizone
                                         --------------------------------------
                                         Pasquale Catizone, President


Date: November 14, 2002             By:  /s/ Carmine Catizone
                                         --------------------------------------
                                         Carmine Catizone, Treasurer and
                                         Chief Financial and Accounting Officer