Form 10KSB
period 2002-12-31
HIBSHMAN OPTICAL CORP
filed 2003-03-31
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended December 31, 2002

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

                           $ 0 (as of March 31, 2003)
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                        10,088,235 (as of March 31, 2003)
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)

            Transitional Small Business Disclosure Format (check one)
                                Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I


        Quarterly Reports of the Company on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002


ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Hibshman Optical Corp. (hereinafter referred to as the "Company" was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and creditors committee which provided that PRS will issue 15% of the total shares of common stock of each subsidiary to the creditors and shareholders who, as a class would receive a total of 10% and 5% of those shares respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration provided in Section 3 (a) (10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to be issued to the creditor class and approximately 500,000 shares were authorized to be issued to the stockholders of PRS as a class. 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

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

Existing and Proposed Businesses

Our purpose is to seek, investigate and, if warranted, affiliate with a business entity presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of our broad discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture in the near future because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

In the event that we need any additional funds for operating capital or for costs in connection with searching for or completing an acquisition or merger, management contemplates that it will seek to issue additional shares of our common stock. There is no fixed minimum or maximum amount that we will raise in connection with such an issuance. We do not intend to borrow any additional funds to make any payments to our promoters, management or their affiliates or associates.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Employees

We have no employees at this time except for our officers who receive no compensation.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2002 no matters were submitted to a vote of the shareholders of the Company.


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

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Sections 39b) and 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. As of March 31, 2003 there has been no trading in the Company's Common Stock.

Shareholders

As of December 31, 2002, the number of holders of record of our common stock, $.001 par value, was approximately 673.

Dividends

We have not paid cash dividends and have no present plan to pay cash dividends, intending instead to reinvest our earnings, if any. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon our future earnings (if any), financial condition, capital requirements and other factors. We are not presently subject to any contractual or similar restriction on our present or future ability to pay such dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the fiscal years ended December 31, 2002 ("Fiscal 2002"), and December 31, 2001 ("Fiscal 2001"). This discussion also includes events which occurred subsequent to the end of Fiscal 2001 and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report, which discuss factors which affect our business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with our Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The activities of the Company since its formation in 1991 have been very limited and have been financed by sources other than from its operations. See "Financial Statements". The expenses incurred in the last fiscal year were very modest and related only to professional fees required by our periodic filings. We may raise funds during the next twelve months in the event we identify a target company with which we will engage in a business combination. See "DESCRIPTION OF COMPANY"

Critical Accounting Policies and Estimates

The following discussion and analysis, as well as disclosures included elsewhere in this Form 10-KSB, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of December 31, 2002, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                          Date
                                Offices                   Appointed
      Name             Age      Held                      Director
-----------------      ---      -------                   ---------
Pasquale Catizone       62      President                 May 1996
                                Director

Carmine Catizone        57      Secretary, Treasurer      May 1996
                                Director

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

A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from us in certain respects such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after our Company was formed. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company, which may result in terms providing benefits to any officer or director.

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

                  PRINCIPAL SHAREHOLDERS TABLE

                 Name and              Amount and
Title            Address of            Nature of
of               Beneficial            Beneficial      Percent
Class            Owner                 Ownership       of Class(1)
------------------------------------------------------------------

Common      Pasquale Catizone          2,000,000          19.8%
            266 Cedar Street
            Cedar Grove, NJ 07009

Common      Barbara Catizone           1,000,000           9.9%
            266 Cedar Street
            Cedar Grove, NJ 07009

Common      Robyn Conforth             1,000,000           9.9%
            266 Cedar Street
            Cedar Grove, NJ 07009

Common      Carmine Catizone           4,000,000          39.7%
            101/2Walker Avenue
            Morristown, NJ 07960
                                       ---------        ------
                          Total:       8,000,000         79.30%

Notes:

(1) The percentages listed in the table is calculated on the basis of 10,088,235 shares of the common stock, $.001 par value, of the Company outstanding as at December 31, 2002.

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


ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - December 31, 2001 and 2002

     Consolidated Statements of Operations for the years ended
       December 31, 2001 and 2002

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years ended December 31, 2001 and 2002

     Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2002


Financial Statement Schedules

Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)      Exhibits

The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

EXHIBIT NUMBER    DESCRIPTION                 LOCATION
--------------------------------------------------------------------------------

(2)               Certificate of Incorporation and By-laws:

2.1 Certificate of Incorporation (filed as an Exhibit to the Company's Form 10-SB on September 8, 2000)

2.2               By-laws (filed as an Exhibit to the Company's Form 10-SB on
                  September 8, 2000)

(3)               Court Orders

3.1 Bankruptcy Court Order dated May 1, 1996 authorizing the sale of the Debtor's assets to a third party on condition that shares of common stock be issued to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended (filed as an exhibit to the Company's Form 10KSB on April 4, 2002).

3.2 Bankruptcy Court Order dated March 9, 1998 further authorizing the issuance of shares of common stock to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended (filed as an exhibit to the Company's Form 10KSB on April 4, 2002).

(b)      Reports on 8-K

The Company did not file any current reports on Form 8-K during the last quarter for the period covered by this Report.

ITEM 14  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBSHMAN OPTICAL CORP.



By: /s/ PASQUALE CATIZONE
    --------------------------------------
    Pasquale Catizone, President, Director                  Date: March 31, 2003


In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

            SIGNATURES                                 TITLE                    DATE
            ----------                                 -----                    ----
Principal Executive Officer:

/s/ PASQUALE CATIZONE
-----------------------------------
Pasquale Catizone                               President                 March 31, 2003



Principal Financial and Accounting Officer:

/s/ CARMINE CATIZONE
-----------------------------------
Carmine Catizone                                Secretary, Treasurer      March 31, 2003



A Majority of the Board of Directors:

/s/ PASQUALE CATIZONE
-----------------------------------
Pasquale Catizone                               Director                  March 31, 2003


/s/ CARMINE CATIZONE
-----------------------------------
Carmine Catizone                                Director                  March 31, 2003


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 2002 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                          HIBSHMAN OPTICAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Hibshman Optical Corporation


We have audited the accompanying balance sheets of Hibshman Optical Corporation (formerly Fianza Commercial Corp.) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibshman Optical Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                       SAMUEL KLEIN AND COMPANY


Newark, New Jersey
March 5, 2003

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                               December 31,
ASSETS                                                       2002        2001
------                                                     --------    --------

Current Assets:
  Cash and cash equivalents                                $ 46,274    $ 50,086
                                                           --------    --------

        Total Current Assets                                 46,274      50,086
                                                           --------    --------

Total Assets                                               $ 46,274    $ 50,086
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                                 $  5,286    $    326
  Accounts payable                                           14,160       9,491
                                                           --------    --------
        Total Current Liabilities                            19,446       9,817

Convertible Notes Payable                                    62,000      62,000
                                                           --------    --------

Total Liabilities                                            81,446      71,817
                                                           --------    --------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at December 31, 2002 and
    2001                                                     10,088      10,088
  Additional paid-in capital                                 19,912      19,912
  Retained earnings (deficit)                               (65,172)    (51,731)
                                                           --------    --------
        Total Stockholders' Equity (Deficit)                (35,172)    (21,731)
                                                           --------    --------

Total Liabilities and Stockholders' Equity (Deficit)       $ 46,274    $ 50,086
                                                           ========    ========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                       For the Years Ended
                                                           December 31,
                                                       2002            2001
                                                   ------------    ------------

Revenues                                           $         --    $         --

Cost of Revenues                                             --              --
                                                   ------------    ------------

Gross Profit                                                 --              --
                                                   ------------    ------------

Other Costs:
  General and administrative expenses                    10,447           9,880
                                                   ------------    ------------
        Total Other Costs                                10,447           9,880

Other Income and Expense:
  Interest income (expense) net                          (2,994)         (1,641)
                                                   ------------    ------------

Net Loss before Income Taxes                            (13,441)        (11,521)

Income Taxes                                                 --              --
                                                   ------------    ------------

Net Loss                                           $    (13,441)   $    (11,521)
                                                   ============    ============


Earnings (Loss) Per Share:
  Basic and diluted loss per common share          $      (0.00)   $      (0.00)
                                                   ============    ============

  Basic and diluted weighted average common
    shares outstanding                               10,088,235      10,088,235
                                                   ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                                  HIBSHMAN OPTICAL CORPORATION

                           STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                    Common Stock
                                  $.001 Par Value
                              -----------------------
                                             Common     Additional    Retained        Total
                                Number        Stock       Paid-In     Earnings    Stockholders'
                               of Shares     Amount       Capital     (Deficit) Equity (Deficit)
                              ----------   ----------   ----------   ----------    ----------
Balances, January 1, 2001     10,088,235   $   10,088   $   19,912   $  (40,210)   $  (10,210)

Net Loss for the Year Ended
  December 31, 2001                   --           --           --      (11,521)      (11,521)
                              ----------   ----------   ----------   ----------    ----------

Balances, December 31, 2001   10,088,235       10,088       19,912      (51,731)      (21,731)

Net Loss for the Year Ended
  December 31, 2002                   --           --           --      (13,441)      (13,441)
                              ----------   ----------   ----------   ----------    ----------

Balances December 31, 2002    10,088,235   $   10,088   $   19,912   $  (65,172)   $  (35,172)
                              ==========   ==========   ==========   ==========    ==========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                           For the Years Ended
                                                               December 31,
                                                            2002         2001
                                                          --------     --------
Cash Flows from Operating Activities:
  Net loss                                                $(13,441)    $(11,521)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                       4,960        4,063

    Change in liabilities:
      Increase in accounts payable                           4,669        2,241
                                                          --------     --------

        Net cash used in operating activities               (3,812)      (5,217)
                                                          --------     --------

Net Decrease in Cash and Cash Equivalents                   (3,812)      (5,217)

Cash and Cash Equivalents, beginning of year                50,086       55,303
                                                          --------     --------

Cash and Cash Equivalents, end of year                    $ 46,274     $ 50,086
                                                          ========     ========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                              $     --     $     --
                                                          ========     ========
    Taxes                                                 $     --     $     --
                                                          ========     ========


Supplemental Disclosure of Non-Cash Financing
  Activity:
    Conversion of accrued interest payable to
      convertible notes payable                           $     --     $ 12,000
                                                          ========     ========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates; clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended December 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its future financial position or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.


2.  CONVERTIBLE NOTES PAYABLE

On December 7, 1998, the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. Pasquale and Carmine Catizone are brothers. The notes were due on December 7, 2001, and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share. These notes were extended on that date for three years at the same rate of interest, conversion price and terms, and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000.


3.  COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.001 per share, of which 10,088,235 shares are issued and outstanding at December 31, 2002 and 2001.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and nonassessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

In March of 1992 the Company issued 1,588,235 shares of its common stock to the former stockholders and creditors of PRS and issued 8,500,000 shares to unaffiliated parties for $30,000 pursuant to the PRS Plan of Reorganization described in Note 1.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Continued)



3.  COMMON STOCK (continued)

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

                                  CERTIFICATION

I, Pasquale Catizone, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Hibshman Optical Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the " Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors.

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to r record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 31, 2003



         /s/ PASQUALE CATIZONE
         -----------------------------
         Pasquale Catizone
         President
         (Principal Executive Officer)

                                  CERTIFICATION

I, Carmine Catizone, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Hibshman Optical Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the " Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors.

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to r record, process, summarize and report financial data and have identified for the registrant' auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 31, 2003



         /s/ CARMINE CATIZONE
         -----------------------------
         Carmine Catizone
         Treasurer
         (Principal Executive Officer)