Form 10QSB
period 2003-03-31
HIBSHMAN OPTICAL CORP
filed 2003-05-15
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 2003

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

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 10,088,235 shares

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1 - Financial Statements (unaudited)

         Hibshman Optical Corp.

         Balance Sheets as of
            March 31, 2003 and December 31, 2002.........................    3


         Statements of Operations
            for the three month period
            ended March 31, 2003 and March 31, 2002......................    4


         Statements of Cash Flows
            for the three month period
            ended March 31, 2003 and March 31, 2002......................    5


         Notes to Financial Statements (unaudited).......................    6


Item 2 - Management's Discussion and Analysis or
            Plan of Operations...........................................    8


Item 3 - Controls and Procedures.........................................   11

PART II

Item 1 - Legal Proceedings...............................................   11

Item 2 - Changes in Securities and Use of Proceeds.......................   11

Item 3 - Defaults Upon Senior Securities.................................   11

Item 4 - Submission of Matters to a Vote of Security Holders.............   11

Item 5 - Other Information...............................................   11

Item 6 - Exhibits and Reports on Form 8-K................................   11

Signatures...............................................................   12

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS



                                                      March 31,    December 31,
ASSETS                                                  2003           2002
------                                               -----------    -----------
                                                     (Unaudited)     (Audited)

Current Assets:
  Cash and cash equivalents                          $    41,371    $    46,274
                                                     -----------    -----------

        Total Current Assets                              41,371         46,274
                                                     -----------    -----------

Total Assets                                         $    41,371    $    46,274
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accrued interest payable                           $     6,526    $     5,286
  Accounts payable                                        13,312         14,160
                                                     -----------    -----------
        Total Current Liabilities                         19,838         19,446

Convertible Notes Payable                                 62,000         62,000
                                                     -----------    -----------

Total Liabilities                                         81,838         81,446
                                                     -----------    -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at March 31, 2002 and
    December 31, 2001                                     10,088         10,088
  Additional paid-in capital                              19,912         19,912
  Retained earnings (deficit)                            (70,467)       (65,172)
                                                     -----------    -----------
        Total Stockholders' Equity (Deficit)             (40,467)       (35,172)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit) $    41,371    $    46,274
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Revenues                                         $         --      $         --

Cost of Revenues                                           --                --
                                                 ------------      ------------

Gross Profit                                               --                --

Other Costs:
  General and administrative expenses                   4,315             1,739
                                                 ------------      ------------
        Total Other Costs                               4,315             1,739

Other Income and Expense:
  Interest income (expense) net                          (980)             (689)
                                                 ------------      ------------

Net Loss before Income Taxes                           (5,295)           (2,428)

Income Taxes                                               --                --
                                                 ------------      ------------

Net Loss                                         $     (5,295)     $     (2,428)
                                                 ============      ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                                 $         --      $         --
                                                 ============      ============
  Basic and diluted common shares
    outstanding                                    10,088,235        10,088,235
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                              2003          2002
                                                           ----------    ----------
Cash Flows from Operating Activities:
  Net loss                                                 $   (5,295)   $   (2,428)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Interest expense                                          1,240         1,223

  Change in liabilities:
    Increase (decrease) in accounts payable                      (848)        1,739
                                                           ----------    ----------

        Net cash provided by (used in) operating
          activities                                           (4,903)          534
                                                           ----------    ----------

Cash Flows from Investing Activities                               --            --
                                                           ----------    ----------

Cash Flows from Financing Activities                               --            --
                                                           ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents           (4,903)          534

Cash and Cash Equivalents, beginning of period                 46,274        50,086
                                                           ----------    ----------

Cash and Cash Equivalents, end of period                   $   41,371    $   50,620
                                                           ==========    ==========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                               $       --    $       --
                                                           ==========    ==========
    Taxes                                                  $       --    $       --
                                                           ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003


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


Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

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


Recent Accounting Pronouncements

In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure, (An Amendment to FASB Statement No. 123)." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company beginning January 1, 2003. The adoption of SFAS 148 had no impact on the Company's financial position or result of operations for the three months ended March 31, 2003, nor is it expected to have a significant impact in the future.


2.  INTERIM PRESENTATION

The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three months ended March 31, 2003. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-QSB, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to, impairments of tangible and intangible assets, if applicable, accruals and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

    As of March 31, 2003, we had total assets of $41,371 as compared to $46,274 at December 31, 2002 reflecting a decrease of $4,903. As of March 31, 2003, we had total liabilities of $81,838 as compared to $81,446 at December 31, 2002, reflecting an increase in liabilities of $392. Reflecting the foregoing, the financial statements indicate that at March 31, 2003, we had working capital (current assets minus current liabilities) of $21,533, and at December 31, 2002, we had working capital of $26,828. At March 31,2003 we had a deficit in stockholders' equity of ($40,467) compared to a deficit in stockholders' equity of ($35,172) at December 31, 2002.

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

    The financial statements which are included in this Report reflect total general and administrative expenses of $4,315 for the three-month period ended March 31, 2003 versus $1,739 for the comparable three-month period ended March 31, 2002, reflecting an increase of $2,576. The increase is primarily due to expenses incurred in meeting current public company reporting requirements.

    The Company has never commenced its proposed operations and therefore, has generated no revenues there from.

ITEM 3 - CONTROLS AND PROCEDURES

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

Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    We are unaware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject.

Item 2 - Changes in Securities and Use of Proceeds

    The total number of shares of Common Stock issued and outstanding as of December 31, 2002 was 10,088,235.

    No new shares were issued during the three months ended March 31, 2003.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HIBSHMAN OPTICAL CORP,


Date: May 15, 2003                  By: /s/ PASQUALE CATIZONE
                                        ----------------------------------------
                                        Pasquale Catizone, President and
                                          Chief Executive Officer


Date: May 15, 2002                  By: /s/ CARMINE CATIZONE
                                        ----------------------------------------
                                        Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer

                                  CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Pasquale Catizone, President, certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of Hibshman
Optical Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                     /s/ PASQUALE CATIZONE
                                        ----------------------------------
                                        Pasquale Catizone
                                        President

                                  CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Carmine Catizone, President, certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of Hibshman
Optical Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                     /s/ CARMINE CATIZONE
                                        ----------------------------------
                                        Carmine Catizone
                                        Treasurer