Form 10QSB
period 2003-06-30
HIBSHMAN OPTICAL CORP
filed 2003-08-14
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2003: 10,088,235 shares

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

        Hibshman Optical Corp.
            Balance Sheets as of
            June 30, 2003 and December 31, 2002..................             3

         Statements of Operations
            for the three months
            ended June 30, 2003 and June 30, 2002.................            4

         Statements of Operations
            for the six months
            ended June 30, 2003 and June 30, 2002.................            4

         Statements of Cash Flows
            for the six months
            ended June 30, 2003 and June 30, 2002.................            5

         Notes to Financial Statements (unaudited)................            6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.......................................            8

Item 3 - Controls and Procedures..................................           10


PART II

Item 1 - Legal Proceedings........................................           10

Item 2 - Changes in Securities and Use of Proceeds................           10

Item 3 - Defaults Upon Senior Securities..........................           10

Item 4 - Submission of Matters to a Vote of Security Holders......           10

Item 6 - Exhibits and Reports on Form 8-K.........................           10

Signatures........................................................           11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS


                HIBSHMAN OPTICAL CORPORATION

                BALANCE SHEETS


                                                          June 30,     December 31,
ASSETS                                                      2003          2002
------                                                   -----------   -----------
                                                         (Unaudited)    (Audited)

Current Assets:
  Cash and cash equivalents                              $    30,014   $    46,274
                                                         -----------   -----------

    Total Current Assets                                      30,014        46,274
                                                         -----------   -----------

Total Assets                                             $    30,014   $    46,274
                                                         ===========   ===========


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                               $     7,766   $     5,286
  Accounts payable                                             8,601        14,160
                                                         -----------   -----------
    Total Current Liabilities                                 16,367        19,446

Convertible Notes Payable                                     62,000        62,000
                                                         -----------   -----------

Total Liabilities                                             78,367        81,446
                                                         -----------   -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at June 30, 2003 and
    December 31, 2002                                         10,088        10,088
  Additional paid-in capital                                  19,912        19,912
  Retained earnings (deficit)                                (78,353)      (65,172)
                                                         -----------   -----------
    Total Stockholders' Equity (Deficit)                     (48,353)      (35,172)
                                                         -----------   -----------

Total Liabilities and Stockholders' Equity (Deficit)     $    30,014   $    46,274
                                                         ===========   ===========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              For the Three Months Ended           For the Six Months Ended
                                                       June 30,                            June 30,
                                            ------------------------------      ------------------------------
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------      ------------

Revenues                                    $         --      $         --      $         --      $         --

Cost of Revenues                                      --                --                --                --
                                            ------------      ------------      ------------      ------------

Gross Profit                                          --                --                --                --

Other Costs:
  General and administrative expenses              6,811             1,515            11,126             3,254
                                            ------------      ------------      ------------      ------------
        Total Other Costs                          6,811             1,515            11,126             3,254

Other Income and Expense:
  Interest income (expense) net                   (1,075)             (720)           (2,055)           (1,409)
                                            ------------      ------------      ------------      ------------

Net Loss before Income Taxes                      (7,886)           (2,235)          (13,181)           (4,663)

Income Taxes                                          --                --                --                --
                                            ------------      ------------      ------------      ------------

Net Loss                                    $     (7,886)     $     (2,235)     $    (13,181)     $     (4,663)
                                            ============      ============      ============      ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                            $         --      $         --      $         --      $         --
                                            ============      ============      ============      ============
  Basic and diluted common shares
    outstanding                               10,088,235        10,088,235        10,088,235        10,088,235
                                            ============      ============      ============      ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         2003          2002
                                                       --------      --------

Cash Flows from Operating Activities:
  Net loss                                             $(13,181)     $ (4,663)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                    2,480         2,460

  Change in liabilities:
    Increase (decrease) in accounts payable              (5,559)           54
                                                       --------      --------

        Net cash used in operating activities           (16,260)       (2,149)
                                                       --------      --------

Cash Flows from Investing Activities                         --            --
                                                       --------      --------

Cash Flows from Financing Activities                         --            --
                                                       --------      --------

Net Decrease in Cash and Cash Equivalents               (16,260)       (2,149)

Cash and Cash Equivalents, beginning of period           46,274        50,086
                                                       --------      --------

Cash and Cash Equivalents, end of period               $ 30,014      $ 47,937
                                                       ========      ========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                           $     --      $     --
                                                       ========      ========
    Taxes                                              $     --      $     --
                                                       ========      ========


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003


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


2.   INTERIM PRESENTATION

The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, its results of operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Continued)


2.   INTERIM PRESENTATION (continued)

The statements of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the six-month period ended June 30, 2003. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

         The Company was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation that filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and creditors committee which provided that PRS will issue 15% of the total shares of common stock of each subsidiary to the creditors and shareholders who, as a class would receive a total of 10% and 5% of those shares respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration provided in
Section 3 (a) (10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to be issued to the creditor class and approximately 500,000 shares were authorized to be issued to the stockholders of PRS as a class. 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

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

         We intend to seek a business opportunity with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Critical Accounting Policies
----------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-QSB, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to, impairments of tangible and intangible assets, if applicable, accruals and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources
-------------------------------

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

         As of June 30, 2003, we had total assets of $30,014 as compared to $46,274 at December 31, 2002 reflecting a decrease of $16,260. As of June 30, 2003, we had total liabilities of $78,367 as compared to $81,446 at December 31, 2002, reflecting a decrease in liabilities of $3,079. Reflecting the foregoing, the financial statements indicate that at June 30, 2003, we had working capital (current assets minus current liabilities) of $13,647, and at December 31, 2002, we had working capital of $26,828. At June 30,2003 we had a deficit in stockholders' equity of ($48,353) compared to a deficit in stockholders' equity of ($35,172) at December 31, 2002.

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

Results of Operations
---------------------

         We are presently in the very early stages of seeking an interest in a business entity. Unless and until we successfully identify and acquire an interest in a business entity, we will continue to generate no revenues from operations. Except for the foregoing, we have never engaged in any significant business activities.

         The financial statements included in this Report reflect total general and administrative expenses of $6,811 for the three-month period ended June 30, 2003 versus $1,515 for the comparable three-month period ended June 30, 2002, reflecting an increase of $5,296. The increase is primarily due to expenses incurred in meeting current public company reporting requirements.

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

Changes in Internal Controls.
-----------------------------

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            The total number of shares of Common Stock issued and outstanding as of June 30, 2003 was 10,088,235. No new shares were issued during the three months ended June 30, 2003.


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


                                        HIBSHMAN OPTICAL CORP.



Date: August 14, 2003                   By: /s/ PASQUALE CATIZONE
                                           -------------------------------------
                                           Pasquale Catizone, President and
                                           Chief Executive Officer



Date: August 14, 2003                  By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer

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


Date: August 14, 2003                            /s/ PASQUALE CATIZONE
                                                 -------------------------------
                                                 Pasquale Catizone
                                                 President

                                  CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Carmine Catizone, Treasurer, certify that:

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


Date:  August 14, 2003                           /s/ CARMINE CATIZONE
                                                 -------------------------------
                                                 Carmine Catizone
                                                 Treasurer