Form 10QSB
period 2003-09-30
HIBSHMAN OPTICAL CORP
filed 2003-11-14
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003: 10,088,235 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of
         September 30, 2003 and December 31, 2002...........................   3

      Statements of Operations
         for the three months
         ended September 30, 2003 and September 30, 2002....................   4

      Statements of Operations
         for the nine months
         ended September 30, 2003 and September 30, 2002....................   4

      Statements of Cash Flows
         for the nine months
         ended September 30, 2003 and September 30, 2002....................   5

      Notes to Financial Statements (unaudited).............................   6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.................................................   8

Item 3 - Controls and Procedures............................................  10


PART II

Item 1 - Legal Proceedings..................................................  10

Item 2 - Changes in Securities and Use of Proceeds..........................  10

Item 3 - Defaults Upon Senior Securities....................................  10

Item 4 - Submission of Matters to a Vote of Security Holders................  10

Item 6 - Exhibits and Reports on Form 8-K...................................  10

Signatures..................................................................  11

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                             HIBSHMAN OPTICAL CORPORATION

                                    BALANCE SHEETS



                                                           September 30,   December 31,
ASSETS                                                         2003            2002
------                                                     ------------    ------------
                                                            (Unaudited)      (Audited)

Current Assets:
  Cash and cash equivalents                                $     28,375    $     46,274
                                                           ------------    ------------

      Total Current Assets                                       28,375          46,274
                                                           ------------    ------------

Total Assets                                               $     28,375    $     46,274
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Accrued interest payable                                 $      9,006    $      5,286
  Accounts payable                                                8,050          14,160
                                                           ------------    ------------
      Total Current Liabilities                                  17,056          19,446

Convertible Notes Payable                                        62,000          62,000
                                                           ------------    ------------

Total Liabilities                                                79,056          81,446
                                                           ------------    ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at September 30, 2003 and
    December 31, 2002                                            10,088          10,088
  Additional paid-in capital                                     19,912          19,912
  Retained earnings (deficit)                                   (80,681)        (65,172)
                                                           ------------    ------------
      Total Stockholders' Equity (Deficit)                      (50,681)        (35,172)
                                                           ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)       $     28,375    $     46,274
                                                           ============    ============





--------------------

The accompanying notes are an integral part of these financial statements.

                                     HIBSHMAN OPTICAL CORPORATION

                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                           For the Three Months Ended       For the Nine Months Ended
                                                  September 30,                   September 30,
                                              2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------

Revenues                                  $         --    $         --    $         --    $         --

Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------

Gross Profit                                        --              --              --              --

Other Costs:
  General and administrative expenses            1,198           1,440          12,324           4,694
                                          ------------    ------------    ------------    ------------
      Total Other Costs                          1,198           1,440          12,324           4,694

Other Income and Expense:
  Interest income (expense) net                 (1,130)           (753)         (3,185)         (2,162)
                                          ------------    ------------    ------------    ------------

Net Loss before Income Taxes                    (2,328)         (2,193)        (15,509)         (6,856)

Income Taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                  $     (2,328)   $     (2,193)   $    (15,509)   $     (6,856)
                                          ============    ============    ============    ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                          $         --    $         --    $         --    $         --
                                          ============    ============    ============    ============
  Basic and diluted common shares
    outstanding                             10,088,235      10,088,235      10,088,235      10,088,235
                                          ============    ============    ============    ============





--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      For the Nine Months Ended
                                                            September 30,
                                                         2003           2002
                                                      ----------     ----------

Cash Flows from Operating Activities:
  Net loss                                            $  (15,509)    $   (6,856)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                     3,720          3,710

  Change in liabilities:
    Decrease in accounts payable                          (6,110)        (1,085)
                                                      ----------     ----------

      Net cash used in operating
        activities                                       (17,899)        (4,231)
                                                      ----------     ----------

Cash Flows from Investing Activities                          --             --
                                                      ----------     ----------

Cash Flows from Financing Activities                          --             --
                                                      ----------     ----------

Net Decrease in Cash and Cash Equivalents                (17,899)        (4,231)

Cash and Cash Equivalents, beginning of period            46,274         50,086
                                                      ----------     ----------

Cash and Cash Equivalents, end of period              $   28,375     $   45,855
                                                      ==========     ==========


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                          $       --     $       --
                                                      ==========     ==========
    Taxes                                             $       --     $       --
                                                      ==========     ==========





--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


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


2.  INTERIM PRESENTATION

The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Continued)


2.  INTERIM PRESENTATION (continued)

The statements of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is Management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the nine-month period ended September 30, 2003. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

         As of September 30, 2003, we had total assets of $28,375 as compared to $46,274 at December 31, 2002 reflecting a decrease of $17,899. As of September 30, 2003, we had total liabilities of $79,056 as compared to $81,446 at December 31, 2002, reflecting a decrease in liabilities of $2,390. Reflecting the foregoing, the financial statements indicate that at September 30, 2003, we had working capital (current assets minus current liabilities) of $11,319, and at December 31, 2002, we had working capital of $26,828. At September 30, 2003 we had a deficit in stockholders' equity of ($50,681) compared to a deficit in stockholders' equity of ($35,172) at December 31, 2002.

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

         The financial statements included in this Report reflect total general and administrative expenses of $1,198 for the three-month period ended September 30, 2003 versus $1,440 for the comparable three-month period ended September 30, 2002, reflecting a decrease of $242.

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

ITEM 2 - Changes in Securities and Use of Proceeds

         The total number of shares of Common Stock issued and outstanding as of September 30, 2003 was 10,088,235. No new shares were issued during the three months ended September 30, 2003.

ITEM 3 - Defaults Upon Senior Securities

         Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HIBSHMAN OPTICAL CORP.


Date: November 14, 2003               By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: November 14, 2003               By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer

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


Date: November 14, 2003                /s/ PASQUALE CATIZONE
                                       ---------------------
                                       Pasquale Catizone
                                       President

                                  CERTIFICATION


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


Date: November 14, 2003                /s/ CARMINE CATIZONE
                                       --------------------
                                       Carmine Catizone
                                       Treasurer