Form 10KSB
period 2003-12-31
HIBSHMAN OPTICAL CORP
filed 2004-03-25
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ______


                         Commission File Number 0-20297


                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           New Jersey                                        88-0284402
  ------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


                 266 Cedar Street, Cedar Grove, New Jersey 07009
                 -----------------------------------------------
                    (Address of Principal executive offices)


                                 (973) 857-2414
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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


                           $ 0 (as of March 18, 2004)
               ---------------------------------------------------
               (Aggregate market value of the voting stock held by
                         non-affiliates of the Issuer)


                        10,088,235 (as of March 18, 2004)
               ---------------------------------------------------
              (Number of shares outstanding of each of the Issuer's
                            classes of common stock)


            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

               Quarterly Report of the Company on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Hibshman Optical Corp. (hereinafter referred to as the "Company") was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and creditors committee which provided that PRS will issue 15% of the total shares of common stock of each subsidiary to the creditors and shareholders who, as a class would receive a total of 10% and 5% of those shares respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration provided in Section 3 (a) (10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to be issued to the creditor class and approximately 500,000 shares were authorized to be issued to the stockholders of PRS as a class. 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

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

Management of the Company, which may not have experience in matters relating to the business of a targeted potential merger company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If we retain such an outside consultant or advisor, any cash fee earned by such person is likely to be assumed by the target company, as we have limited cash assets with which to pay such obligation.

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

Acquisition of opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of such a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

With respect to any merger or acquisition negotiations with a target company, we expect to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Thus, the percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

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

We will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We shall be subject to all of the reporting requirements included in the Exchange Act. Included in these requirements our duty to file audited financial statements as part of a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the our discretion.

In the event that we need any additional funds for operating capital or for costs in connection with searching for or completing an acquisition or merger, we anticipate that we will seek to issue additional shares of our common stock. There is no fixed minimum or maximum amount that we will raise in connection with such an issuance. We do not intend to borrow any funds to make any payments to our promoters, management or their affiliates or associates.

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

Employees

We have no employees at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

We own no properties and at this time have no agreements to acquire any properties. We currently use the home of Mr. Pasquale Catizone at no cost to the Company, an arrangement which we expect will continue until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

We are unaware of any other pending or threatened legal proceedings to which we are a party or of which any of our assets is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2003 no matters were submitted to a vote of the shareholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At this time there is no active market for our common stock. We intend to trade our common stock in the future, on a limited basis in the over-the-counter market and to cause its stock to be quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board").

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

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $5,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,500,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If after a merger or acquisition, we do not meet the qualifications for listing on the Nasdaq SmallCap Market, our securities may be traded in the over-the-counter ("OTC") market on the OTC Bulletin Board ("OTCBB"). The OTCBB differs from the NASDAQ SmalCap Market in that it is a quotation medium for subscribing members, not an issuer listing service. The OTCBB provides an electronic quotation medium. If we are unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or become unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTCBB, a shareholder may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities.

Shareholders

As of December 31, 2003, the number of holders of record of our common stock, $.001 par value, was approximately 673.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies and Estimates

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-KSB, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

The Company has maintained a consistent level of liquidity due to the fact that no significant operating expenses have been incurred and the loans advanced by the principal stockholders remain with the Company.

Results of Operations

The activities of the Company since its formation in 1991 have been limited and have been financed by sources other than from its operations. See "Financial Statements". We may raise funds during the next twelve months in the event we identify a target company with which we will engage in a business combination. See "DESCRIPTION OF BUSINESS- The Company"

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no resignation or dismissal of the Company's principal independent auditors during the two most recent fiscal years and the interim period subsequent thereto.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of December 31, 2003, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                    Date
                                          Offices                   Appointed
       Name                  Age           Held                     Director
---------------------       -----        ---------                  ----------
  Pasquale Catizone           63         President                   May 1996
                                         Director

  Carmine Catizone            58         Secretary, Treasurer        May 1996
                                         Director

There are no agreements or understandings for an officer or director to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Due to its small size, the Board of Directors has no separate committees, per se, however the two directors oversee the Company's financial reporting process and in so doing act as an Audit Committee. Although neither member of the Audit Committee is a financial expert as that term is defined in Regulation S-B Item 401(e) promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934, Management believes, due to the lack of operations of the Company, that they are capable to review the internal financial information, determine the adequacy of internal controls, oversee quarterly and yearly reporting, and set forth policies, procedures relating to business integrity, ethics and conflicts of interests. In fulfilling their responsibilities, Messrs. Carmine and Pasquale Catizone have reviewed the audited financial statements included in this Report and have discussed same with the independent auditors who are responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee by SAS 61 (codification on Statements on Auditing Standards, AU 380).

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

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of the Company. See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNWERS AND MANAGEMENT."

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003, with respect to the persons known to be the beneficial owners of more than 5% of our common stock, $.001 par value, and Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. We do not have any shares of any other class authorized, issued or outstanding.

                          PRINCIPAL SHAREHOLDERS TABLE


                  Name and                   Amount and
Title            Address of                  Nature of
 of              Beneficial                  Beneficial              Percent
Class              Owner                      Ownership             of Class(1)
-------------------------------------------------------------------------------

Common        Pasquale Catizone               2,000,000                19.8%
              286 Cedar Street
              Cedar Grove, NJ 07009

Common        Barbara Catizone                1,000,000                 9.9%
              266 Cedar Street
              Cedar Grove, NJ 07009

Common        Robyn Conforth                  1,000,000                 9.9%
              266 Cedar Street
              Cedar Grove, NJ 07009

Common        Carmine Catizone                4,000,000                39.7%
              10-1/2 Walker Avenue
              Morristown, NJ 07960
                                            -----------              -------
                            Total:            8,000,000                79.30%


Notes:

(1) The percentages listed in the table is calculated on the basis of 10,088,235 shares of the common stock, $.001 par value, of the Company outstanding as at December 31, 2003.

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

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Balance Sheet - December 31, 2003 and 2002

     Statements of Operations for the years ended
       December 31, 2003 and 2002

     Statements of Stockholders' Equity (Deficit) for the
       Years ended December 31, 2003 and 2002

     Statements of Cash Flows for the years
       ended December 31, 2003 and 2002

Financial Statement Schedules

Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits

The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

Incorporated by Reference:

Exhibit #     Description
---------     -----------

(3(i)) Articles of Incorporation (filed as an Exhibit to the Company's Form 10-SB on September 8, 2000)

(3(ii)) By-laws (filed as an Exhibit to the Company's Form 10-SB on September 8, 2000)

(4.1) Bankruptcy Court Order dated May 1, 1996 authorizing the sale of the Debtor's assets to a third party on condition that shares of common stock be issued to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended (filed as an exhibit to the Company's Form 10-KSB on April 4, 2002).

(4.2) Bankruptcy Court Order dated March 9, 1998 further authorizing the issuance of shares of common stock to creditors and shareholders of Debtor pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended (filed as an exhibit to the Company's Form 10-KSB on April 4, 2002).


Filed Herewith:

Exhibit #     Description
---------     -----------

31.1          Section 302 CEO Certification

31.2          Section 302 CFO Certification

32.1          Section 906 CEO Certification

32.2          Section 906 CFO Certification

Reports on 8-K

The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for fiscal years 2003 and 2002 were $6,335 and $4,920, respectively, for professional services rendered by Samuel Klein and Company, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in our Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

No fees were billed in each of the last two fiscal years for any other work relating to our audit.

Tax Fees

The aggregate fees billed for fiscal years 2003 and 2002 were $1,425 and $600, respectively, for professional services rendered by Samuel Klein and Company, the principal accountant for tax compliance, tax advice, and tax planning, for services relating to the preparation of the Company's federal and state income tax returns.

All Other Fees

In the past two fiscal years, no other fees were billed for products or services provided by our principal accountant.

Our Audit Committee approved the engagement of our principal accountant prior to their rendering any and all audit or non-audit services.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBSHMAN OPTICAL CORP.


By: /s/ PASQUALE CATIZONE
    --------------------------------------
    Pasquale Catizone, President, Director                Date   March 22, 2004


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     SIGNATURES                        TITLE                         DATE

Principal Executive Officer:

/s/ PASQUALE CATIZONE
--------------------------------
Pasquale Catizone                      President                 March 22, 2004


Principal Financial and Accounting Officer:

/s/ CARMINE CATIZONE
--------------------------------
Carmine Catizone                       Secretary, Treasurer      March 22, 2004



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 2003 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                          HIBSHMAN OPTICAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Hibshman Optical Corporation

We have audited the accompanying balance sheets of Hibshman Optical Corporation (formerly Fianza Commercial Corp.) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibshman Optical Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                              SAMUEL KLEIN AND COMPANY


Newark, New Jersey
March 5, 2004

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS


                                                           December 31,
ASSETS                                                   2003        2002
------                                                 --------    --------

Current Assets:
  Cash and cash equivalents                            $ 24,076    $ 46,274
  Due from related party                                  3,868          --
                                                       --------    --------
        Total Current Assets                             27,944      46,274
                                                       --------    --------

Total Assets                                           $ 27,944    $ 46,274
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Convertible notes payable - current                  $ 62,000    $     --
  Accrued interest payable                               10,246       5,286
  Accounts payable                                       11,426      14,160
                                                       --------    --------
        Total Current Liabilities                        83,672      19,446

Convertible notes payable - long term                        --      62,000
                                                       --------    --------

Total Liabilities                                        83,672      81,446
                                                       --------    --------
Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at December 31, 2003
    and 2002                                             10,088      10,088
  Additional paid-in capital                             19,912      19,912
  Retained earnings (deficit)                           (85,728)    (65,172)
                                                       --------    --------
        Total Stockholders' Equity (Deficit)            (55,728)    (35,172)
                                                       --------    --------

Total Liabilities and Stockholders' Equity (Deficit)   $ 27,944    $ 46,274
                                                       ========    ========

--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS


                                                    For the Years Ended
                                                         December 31,
                                                     2003            2002
                                                 ------------    ------------

Revenues                                         $         --    $         --

Cost of Revenues                                           --              --
                                                 ------------    ------------

Gross Profit                                               --              --
                                                 ------------    ------------
Other Costs:
  General and administrative expenses                  16,223          10,447
                                                 ------------    ------------
        Total Other Costs                              16,223          10,447

Other Income and Expense:
  Interest income (expense) net                        (4,333)         (2,994)
                                                 ------------    ------------

Net Loss before Income Taxes                          (20,556)        (13,441)

Income Taxes                                               --              --
                                                 ------------    ------------

Net Loss                                         $    (20,556)   $    (13,441)
                                                 ============    ============
Earnings (Loss) Per Share:
  Basic and diluted loss per common share        $      (0.00)   $      (0.00)
                                                 ============    ============
  Basic and diluted weighted average common
    shares outstanding                             10,088,235      10,088,235
                                                 ============    ============

--------------------

The accompanying notes are an integral part of these financial statements.


                          HIBSHMAN OPTICAL CORPORATION

                   STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                      Common Stock
                                    $.001 Par Value
                              ---------------------------
                                                Common       Additional      Retained         Total
                                 Number         Stock          Paid-In       Earnings      Stockholders'
                               of Shares        Amount         Capital       (Deficit)    Equity (Deficit)
                              ------------   ------------   ------------   ------------    ------------
Balances, January 1, 2002       10,088,235   $     10,088   $     19,912   $    (51,731)   $    (21,731)

Net Loss for the Year Ended
  December 31, 2002                     --             --             --        (13,441)        (13,441)
                              ------------   ------------   ------------   ------------    ------------

Balances, December 31, 2002     10,088,235         10,088         19,912        (65,172)        (35,172)

Net Loss for the Year Ended
  December 31, 2003                     --             --             --        (20,556)        (20,556)
                              ------------   ------------   ------------   ------------    ------------

Balances December 31, 2003      10,088,235   $     10,088   $     19,912   $    (85,728)   $    (55,728)
                              ============   ============   ============   ============    ============

--------------------

The accompanying notes are an integral part of these financial statements.


                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                           December 31,
                                                                        2003          2002
                                                                     ----------    ----------
Cash Flows from Operating Activities:
  Net loss                                                           $  (20,556)   $  (13,441)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                                    4,960         4,960

    Change in liabilities
      Increase (decrease) in accounts payable and accrued expenses       (2,734)        4,669
                                                                     ----------    ----------
        Net cash used in operating activities                           (18,330)       (3,812)
                                                                     ----------    ----------
Cash Flows from Investing Activities:                                        --            --
                                                                     ----------    ----------
Cash Flows from Financing Activities:
  Increase in amount due from related party                              (3,868)           --
                                                                     ----------    ----------

        Net cash used in financing activities                            (3,868)           --
                                                                     ----------    ----------

Net Decrease in Cash and Cash Equivalents                               (22,198)       (3,812)

Cash and Cash Equivalents, beginning of year                             46,274        50,086
                                                                     ----------    ----------

Cash and Cash Equivalents, end of year                               $   24,076    $   46,274
                                                                     ==========    ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                         $       --    $       --
                                                                     ==========    ==========
    Taxes                                                            $       --    $       --
                                                                     ==========    ==========
Supplemental Disclosure of Non-Cash Financing
  Activity:
    Conversion of accrued interest payable to
      convertible notes payable                                      $       --    $   12,000
                                                                     ==========    ==========

--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


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

                                DECEMBER 31, 2003
                                   (Continued)


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

Exit or Disposal Activities
---------------------------

On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit of Disposal Activities" (SFAS 146). SFAS 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position or results of operations for the periods presented in these financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In December, 2003 the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51" which provides guidance on the identification of and reporting for variable interest entities, including the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company beginning January 1, 2004. The Company does not expect the adoption of this interpretation to have a significant impact on its future financial position or results of operations.

In May, 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered to be mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by this standard. This statement was effective beginning July 1, 2003 and had no impact on the Company's financial position or results of operations for the year ended December 31, 2003 nor is it expected to have an impact in the future.

In December, 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). This statement revised employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS 132 about the plan assets, benefit obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and quarters beginning after that date. The Company adopted this statement in 2003 and it had no impact on its financial position or results of operations for that year, nor is it expected to have an impact in the future.

2.  DUE FROM RELATED PARTY

This amount is comprised of non-interest bearing advances due on demand that were made to the President of the Company in December 2003. The amount was completely repaid in January 2004.

3.  CONVERTIBLE NOTES PAYABLE

On December 7, 1998, the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. Pasquale and Carmine Catizone are brothers. The notes were due on December 7, 2001, and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share. These notes were extended on that date for three years until December 7, 2004, at the same rate of interest, conversion price and terms, and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


4.  COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.001 per share, of which 10,088,235 shares are issued and outstanding at December 31, 2003 and 2002.

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