Form 10QSB
period 2004-03-31
HIBSHMAN OPTICAL CORP
filed 2004-05-21
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2004: 10,088,235 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of
         March 31, 2004 and December 31, 2003...........................   3

      Statements of Operations
         for the three months
         ended March 31, 2004 and March 31, 2003 .......................   4

      Statements of Operations
         for the three months
         ended March 31, 2004 and March 31, 2003........................   4

      Statements of Cash Flows
         for the three months
         ended March 31, 2004 and March 31, 2003........................   5

      Notes to Financial Statements (unaudited).........................   6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.............................................   8

Item 3 - Controls and Procedures........................................  10


PART II

Item 1 - Legal Proceedings..............................................  10

Item 2 - Changes in Securities and Use of Proceeds......................  10

Item 3 - Defaults Upon Senior Securities................................  10

Item 4 - Submission of Matters to a Vote of Security Holders............  10

Item 6 - Exhibits and Reports on Form 8-K...............................  10

Signatures..............................................................  11

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                         March 31,     December 31,
ASSETS                                                     2004            2003
------                                                 ------------    ------------
                                                       (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents                            $     26,750    $     24,076
  Due from related party                                         --           3,868
                                                       ------------    ------------
        Total Current Assets                                 26,750          27,944
                                                       ------------    ------------

Total Assets                                           $     26,750    $     27,944
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Convertible Notes Payable                            $     62,000    $     62,000
  Accrued interest payable                                   11,486          10,246
  Accounts payable                                           11,767          11,426
                                                       ------------    ------------
        Total Current Liabilities                            85,253          83,672
                                                       ------------    ------------


Total Liabilities                                            85,253          83,672
                                                       ------------    ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at March 31, 2004 and
    December 31, 2003                                        10,088          10,088
  Additional paid-in capital                                 19,912          19,912
  Retained earnings (deficit)                               (88,503)        (85,728)
                                                       ------------    ------------
        Total Stockholders' Equity (Deficit)                (58,503)        (55,728)
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)   $     26,750    $     27,944
                                                       ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

Revenues                                         $         --      $         --

Cost of Revenues                                           --                --
                                                 ------------      ------------

Gross Profit                                               --                --

Other Costs:
  General and administrative expenses                   1,611             4,315
                                                 ------------      ------------
        Total Other Costs                               1,611             4,315

Other Income and Expense:
  Interest income (expense) net                        (1,164)             (980)
                                                 ------------      ------------

Net Loss before Income Taxes                           (2,775)           (5,295)

Income Taxes                                               --                --
                                                 ------------      ------------

Net Loss                                         $     (2,775)     $     (5,295)
                                                 ============      ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                                 $         --      $         --
                                                 ============      ============
  Basic and diluted common shares
    outstanding                                    10,088,235        10,088,235
                                                 ============      ============



--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            For the Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                                 $     (2,775)   $     (5,295)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                            1,240           1,240

  Change in liabilities:
    Increase (decrease) in accounts payable                         341            (848)
                                                           ------------    ------------

        Net cash used in operating
          activities                                             (1,194)         (4,903)
                                                           ------------    ------------

Cash Flows from Investing Activities:                                --              --
                                                           ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from amount due from related party                   3,868              --
                                                           ------------    ------------

        Net cash provided by financing activities                 3,868              --
                                                           ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents              2,674          (4,903)

Cash and Cash Equivalents, beginning of period                   24,076          46,274
                                                           ------------    ------------

Cash and Cash Equivalents, end of period                   $     26,750    $     41,371
                                                           ============    ============


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                               $         --    $         --
                                                           ============    ============
    Taxes                                                  $         --    $         --
                                                           ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004


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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Continued)


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

Variable Interest Entities
--------------------------

On January 1, 2004 the Company adopted Interpretation No. 46 (as revised in December, 2003) "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities, including criteria for consideration in determining whether a variable interest entity should be consolidated. Adoption of this pronouncement had no impact on the Company's financial position at March 31, 2004, nor its results of operations for the three months then ended, nor is it expected to have an impact in the future.

2. INTERIM PRESENTATION

The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The statements of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three-month period ended March 31, 2004. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

Critical Accounting Policies

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-QSB, are based upon our unaudited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to, impairments of tangible and intangible assets, if applicable, accruals and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

         As of March 31, 2004, we had total assets of $26,750 as compared to $27,944 at December 31, 2003 reflecting a decrease of $1,194. As of March 31, 2004, we had total liabilities of $85,253 as compared to $83,672 at December 31, 2003, reflecting an increase in liabilities of $1,581. Reflecting the foregoing, the financial statements indicate that at March 31, 2004, we had working capital (current assets minus current liabilities) of ($58,503), and at December 31, 2003, we had working capital of ($55,728). At March 31, 2004 we had a deficit in stockholders' equity of ($58,503) compared to a deficit in stockholders' equity of ($55,728) at December 31, 2003.

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

         The financial statements included in this Report reflect total general and administrative expenses of $1,611 for the three-month period ended March 31, 2004 versus $4,315 for the comparable three-month period ended March 31, 2003, reflecting a decrease of $2,704.

         The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


ITEM 3.  CONTROLS AND PROCEDURES

         As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2 - Changes in Securities and Use of Proceeds

         The total number of shares of Common Stock issued and outstanding as of March 31, 2004 was 10,088,235. No new shares were issued during the three months ended March 31, 2004.

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


                                      HIBSHMAN OPTICAL CORP.


Date: May 21, 2004                    By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: May 21, 2004                   By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer