Form 10QSB
period 2004-06-30
HIBSHMAN OPTICAL CORP
filed 2004-08-19
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2004: 10,088,235 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of
         June 30, 2004 and December 31, 2003.............................     3

      Statements of Operations
         for the three months
         ended June 30, 2004 and June 30, 2003 ..........................     4

      Statements of Operations
         for the six months
         ended June 30, 2004 and June 30, 2003...........................     4

      Statements of Cash Flows
         for the six months
         ended June 30, 2004 and June 30, 2003...........................     5

      Notes to Financial Statements (unaudited)..........................     6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations..............................................     8

Item 3 - Controls and Procedures.........................................    10


PART II

Item 1 - Legal Proceedings...............................................    11

Item 2 - Changes in Securities and Use of Proceeds.......................    11

Item 3 - Defaults Upon Senior Securities.................................    11

Item 4 - Submission of Matters to a Vote of Security Holders.............    11

Item 6 - Exhibits and Reports on Form 8-K................................    11

Signatures...............................................................    12

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                         June 30,      December 31,
ASSETS                                                     2004            2003
------                                                 ------------    ------------
                                                        (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents                            $     20,832    $     24,076
  Due from related party                                         --           3,868
                                                       ------------    ------------
        Total Current Assets                                 20,832          27,944
                                                       ------------    ------------

Total Assets                                           $     20,832    $     27,944
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Convertible Notes Payable                            $     62,000    $     62,000
  Accrued interest payable                                   12,726          10,246
  Accounts payable                                            9,940          11,426
                                                       ------------    ------------
        Total Current Liabilities                            84,666          83,672
                                                       ------------    ------------


Total Liabilities                                            84,666          83,672
                                                       ------------    ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at June 30, 2004 and
    December 31, 2003                                        10,088          10,088
  Additional paid-in capital                                 19,912          19,912
  Retained earnings (deficit)                               (93,834)        (85,728)
                                                       ------------    ------------
        Total Stockholders' Equity (Deficit)                (63,834)        (55,728)
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)   $     20,832    $     27,944
                                                       ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months Ended       For the Six Months Ended
                                                    June 30,                        June 30,
                                          ----------------------------    ----------------------------
                                              2004            2003            2004            2003
                                          ------------    ------------    ------------    ------------
Revenues                                  $         --    $         --    $         --    $         --

Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------

Gross Profit                                        --              --              --              --

Other Costs:
  General and administrative expenses            4,155           6,811           5,766          11,126
                                          ------------    ------------    ------------    ------------
        Total Other Costs                        4,155           6,811           5,766          11,126

Other Income and Expense:
  Interest income (expense) net                 (1,176)         (1,075)         (2,340)         (2,055)
                                          ------------    ------------    ------------    ------------

Net Loss before Income Taxes                    (5,331)         (7,886)         (8,106)        (13,181)

Income Taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                  $     (5,331)   $     (7,886)   $     (8,106)   $    (13,181)
                                          ============    ============    ============    ============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                          $         --    $         --    $         --    $         --
                                          ============    ============    ============    ============
  Basic and diluted common shares
    outstanding                             10,088,235      10,088,235      10,088,235      10,088,235
                                          ============    ============    ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Six Months Ended
                                                               June 30,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                           $     (8,106)   $    (13,181)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Interest expense                                      2,480           2,480

  Change in liabilities:
    Decrease in accounts payable                           (1,486)         (5,559)
                                                     ------------    ------------

        Net cash used in operating
          activities                                       (7,112)        (16,260)
                                                     ------------    ------------

Cash Flows from Investing Activities:                          --              --
                                                     ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from amount due from related party             3,868              --
                                                     ------------    ------------

        Net cash provided by financing activities           3,868              --
                                                     ------------    ------------

Net Decrease in Cash and Cash Equivalents                  (3,244)        (16,260)

Cash and Cash Equivalents, beginning of period             24,076          46,274
                                                     ------------    ------------

Cash and Cash Equivalents, end of period             $     20,832    $     30,014
                                                     ============    ============


Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                         $         --    $         --
                                                     ============    ============
    Taxes                                            $         --    $         --
                                                     ============    ============


--------------------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004


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


2. INTERIM PRESENTATION

The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, its results of operations for the three months and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Continued)


2. INTERIM PRESENTATION (continued)

The statements of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3. SUBSEQUENT EVENT

Subsequent to the date of these financial statements and as of July 1, 2004, the Company entered into an agreement with Mundanjiang Dongxing Group, Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") pursuant to which the Company will acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). As part of this transaction, the Company will issue to the Dongxing Stockholders and a consultant such number of shares of its common stock as will constitute 90% of the outstanding common stock of the Company on the closing of the transaction. Because of the large number of shares of the Company's common stock that would otherwise be outstanding as a result of the Dongxing transaction, the Agreement contemplates a 10 for 1 reverse stock split. The Agreement also contemplates the Company effecting a transitory merger into the State of Delaware. There are several conditions precedent to the closing of the transaction, including, but not limited to, Dongxing having received required approvals from the People's Republic of China and all applicable provincial or local government agencies, which approvals, to the knowledge of the Company, have not been received as of the filing date of this report on Form 10-QSB. Dongxing is a company organized in the People's Republic of China and engages in real estate development and retail businesses primarily in Heilongjiang Province, which is located in northeast mainland China.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the six-month period ended June 30, 2004. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

         Subsequent to the date of this report and as of July 1, 2004, the Company entered into an agreement with Mundanjiang Dongxing Group, Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") pursuant to which we will acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). As part of this transaction, the Company will issue to the Dongxing Stockholders and a consultant such number of shares of its common stock as will constitute 90% of the outstanding common stock of the Company on the closing of the transaction. Because of the large number of shares of the Company's common stock that would otherwise be outstanding as a result of the Dongxing transaction, the Agreement contemplates a 10 for 1 reverse stock split. The Agreement also contemplates the Company effecting a transitory merger into the State of Delaware. There are several conditions precedent to the closing of the transaction, including, but not limited to, Dongxing having received required approvals from the People's Republic of China and all applicable provincial or local government agencies, which approvals, to the knowledge of the Company, have not been received as of the filing date of this report on Form 10-QSB. Dongxing is a company organized in the People's Republic of China and engages in real estate development and retail businesses primarily in Heilongjiang Province, which is located in northeast mainland China.

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

      As of June 30, 2004, we had total assets of $20,832 as compared to $27,944 at December 31, 2003 reflecting a decrease of $7,112. As of June 30, 2004, we had total liabilities of $84,666 as compared to $83,672 at December 31, 2003, reflecting an increase in liabilities of $994. Reflecting the foregoing, the financial statements indicate that at June 30, 2004, we had working capital (current assets minus current liabilities) of ($63,834), and at December 31, 2003, we had working capital of ($55,728). At June 30, 2004 we had a deficit in stockholders' equity of ($63,834) compared to a deficit in stockholders' equity of ($55,728) at December 31, 2003.

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

      The financial statements included in this Report reflect total general and administrative expenses of $4,155 for the three-month period ended June 30, 2004 versus $6,811 for the comparable three-month period ended June 30, 2003, reflecting a decrease of $2,656.

      The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


ITEM 3.        CONTROLS AND PROCEDURES

         As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2 - Changes in Securities and Use of Proceeds

         The total number of shares of Common Stock issued and outstanding as of June 30, 2004 was 10,088,235. No new shares were issued during the three months ended June 30, 2004.

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


                                      HIBSHMAN OPTICAL CORP.


Date: August 19, 2004                 By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: August 19, 2004                 By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer

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


Date: August 19, 2004               /s/ PASQUALE CATIZONE
                                    ----------------------------
                                    Pasquale Catizone
                                    President

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


Date: August 19, 2004               /s/ CARMINE CATIZONE
                                    -----------------------------
                                    Carmine Catizone
                                    Treasurer