Form 10QSB
period 2004-09-30
HIBSHMAN OPTICAL CORP
filed 2004-11-23
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2004: 10,088,235 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

         Hibshman Optical Corp.
            Balance Sheets as of
            September 30, 2004 and December 31, 2003 ......................   3

         Statements of Operations
            for the three months
            ended September 30, 2004 and September 30, 2003 ...............   4

         Statements of Operations
            for the nine months
            ended September 30, 2004 and September 30, 2003 ...............   4

         Statements of Cash Flows
            for the nine months
            ended September 30, 2004 and September 30, 2003 ...............   5

         Notes to Financial Statements (unaudited) ........................   6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations ...............................................   8

Item 3 - Controls and Procedures ..........................................  10


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings ................................................  10

Item 2 - Changes in Securities and Use of Proceeds ........................  10

Item 3 - Defaults Upon Senior Securities ..................................  10

Item 4 - Submission of Matters to a Vote of Security Holders ..............  10

Item 6 - Exhibits and Reports on Form 8-K .................................  11

SIGNATURES ................................................................  12

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS


                                                        September      December 31,
ASSETS                                                     2004            2003
------                                                 ------------    ------------
                                                        (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents                            $     19,737    $     24,076
  Due from related party                                         --           3,868
                                                       ------------    ------------
        Total Current Assets                                 19,737          27,944
                                                       ------------    ------------

Total Assets                                           $     19,737    $     27,944
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
-----------------------------

Current Liabilities:
  Convertible Notes Payable                            $     62,000    $     62,000
  Accrued interest payable                                   13,966          10,246
  Accounts payable                                            9,974          11,426
                                                       ------------    ------------
        Total Current Liabilities                            85,940          83,672
                                                       ------------    ------------

Total Liabilities                                            85,940          83,672
                                                       ------------    ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
    shares authorized, 10,088,235 shares issued
    and outstanding at September 30, 2004 and
    December 31, 2003                                        10,088          10,088
  Additional paid-in capital                                 19,912          19,912
  Retained earnings (deficit)                               (96,203)        (85,728)
                                                       ------------    ------------
        Total Stockholders' Equity (Deficit)                (66,203)        (55,728)
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)   $     19,737    $     27,944
                                                       ============    ============

----------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           For the Three Months Ended       For the Nine Months Ended
                                                  September 30,                     June 30,
                                          ----------------------------    ----------------------------
                                              2004            2003            2004            2003
                                          ------------    ------------    ------------    ------------
Revenues                                  $         --    $         --    $         --    $         --
Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------
Gross Profit                                        --              --              --              --

Other Costs:
  General and administrative expenses            1,187           1,198           6,953          12,324
                                          ------------    ------------    ------------    ------------
        Total Other Costs                        1,187           1,198           6,953          12,324

Other Income and Expense:
  Interest income (expense) net                 (1,182)         (1,130)         (3,522)         (3,185)
                                          ------------    ------------    ------------    ------------
Net Loss before Income Taxes                    (2,369)         (2,328)        (10,475)        (15,509)

Income Taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------
Net Loss                                  $     (2,369)   $     (2,328)   $    (10,475)   $    (15,509)
                                          ============    ============    ============    ============

Earnings (Loss) per Share:
  Basic and diluted earnings (loss) per
    common share                          $         --    $         --    $         --    $         --
                                          ============    ============    ============    ============
  Basic and diluted common shares
    outstanding                             10,088,235      10,088,235      10,088,235      10,088,235
                                          ============    ============    ============    ============

----------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                           $    (10,475)   $    (15,509)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense                                      3,720           3,720

  Change in liabilities:
    Decrease in accounts payable                           (1,452)         (6,110)
                                                     ------------    ------------

        Net cash used in operating
          activities                                       (8,207)        (17,899)
                                                     ------------    ------------

Cash Flows from Investing Activities:                          --              --
                                                     ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from amount due from related party             3,868              --
                                                     ------------    ------------

        Net cash provided by financing activities           3,868              --
                                                     ------------    ------------

Net Decrease in Cash and Cash Equivalents                  (4,339)        (17,899)

Cash and Cash Equivalents, beginning of period             24,076          46,274
                                                     ------------    ------------

Cash and Cash Equivalents, end of period             $     19,737    $     28,375
                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Amounts paid during the period for:
    Interest                                         $         --    $         --
                                                     ============    ============
    Taxes                                            $         --    $         --
                                                     ============    ============

----------

The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004


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

As of July 1, 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") pursuant to which the Company will acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). As part of this transaction, the Company will issue to the Dongxing Stockholders and a consultant such number of shares of its common stock as will constitute 90% of the outstanding common stock of the Company on the closing of the transaction. Because of the large number of shares of the Company's common stock that would otherwise be outstanding as a result of this transaction, the Agreement contemplates a 10 for 1 reverse stock split. The Agreement also contemplates the Company effecting a transitory merger into the State of Delaware. There are several conditions precedent to the closing of the transaction, including, but not limited to, Dongxing having received required approvals from the People's Republic of China and all applicable provincial or local government agencies, which approvals, to the knowledge of the Company, have not been received as of the filing date of this report on Form 10-QSB. Dongxing is a company organized in the People's Republic of China and engages in real estate development and retail businesses primarily in Heilongjiang Province, which is located in northeast mainland China.

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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Continued)


2.   INTERIM PRESENTATION

The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, its results of operations for the three months and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

The statements of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2 - Management's Discussion and Analysis

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the nine-month period ended September 30, 2004. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

         As of July 1, 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") pursuant to which we will acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). As part of this transaction, the Company will issue to the Dongxing Stockholders and a consultant such number of shares of its common stock as will constitute 90% of the outstanding common stock of the Company on the closing of the transaction. Because of the large number of shares of the Company's common stock that would otherwise be outstanding as a result of this transaction, the Agreement contemplates a 10 for 1 reverse stock split. The Agreement also contemplates the Company effecting a transitory merger into the State of Delaware. There are several conditions precedent to the closing of the transaction, including, but not limited to, Dongxing having received required approvals from the People's Republic of China and all applicable provincial or local government agencies, which approvals, to the knowledge of the Company, have not been received as of the filing date of this report on Form 10-QSB.

         Dongxing is a company organized in the People's Republic of China and engages in real estate development and retail businesses primarily in Heilongjiang Province, which is located in northeast mainland China. (See Dongxing Pro-Forma Consolidated Balance Sheets and Pro-Forma Consolidated Statement of Income for the nine months ended September 30, 2004 annexed hereto as Exhibit 99.1.)In the event the anticipated transaction with Dongxing does not close, we will not restrict our search for another business opportunity to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of our broad discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture in the near future because we have nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

         As of September 30, 2004, we had total assets of $19,737 as compared to $27,944 at December 31, 2003 reflecting a decrease of $8,207. As of September 30, 2004, we had total liabilities of $85,940 as compared to $83,672 at December 31, 2003, reflecting an increase in liabilities of $2,268. Reflecting the foregoing, the financial statements indicate that at September 30, 2004, we had working capital (current assets minus current liabilities) of ($66,203), and at December 31, 2003, we had working capital of ($55,728). At September 30, 2004 we had a deficit in stockholders' equity of ($66,203) compared to a deficit in stockholders' equity of ($55,728) at December 31, 2003.

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

         The financial statements included in this Report reflect total general and administrative expenses of $1,187 for the three-month period ended June 30, 2004 versus $1,198 for the comparable three-month period ended June 30, 2003, reflecting a decrease of $11.

         The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


Item 3 - Controls and Procedures

         As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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


Item 2 - Changes in Securities and Use of Proceeds

         The total number of shares of Common Stock issued and outstanding as of September 30, 2004 was 10,088,235. No new shares were issued during the three months ended September 30, 2004.


Item 3 - Defaults Upon Senior Securities

         Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              31.1       Rule 13a-14(a) Certification of Chief Executive Officer

              31.2       Rule 13a-14(a) Certification of Chief Financial Officer

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.1 Mundanjiang, Dongxing Group Co., Ltd. Pro-Forma Consolidated Balance Sheets and Pro-Forma Consolidated Statement of Income for the nine months ended September 30, 2004

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HIBSHMAN OPTICAL CORP.


Date: November 22, 2004               By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: November 22, 2004               By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer