Form 10KSB
period 2004-12-31
HIBSHMAN OPTICAL CORP
filed 2005-03-30
CIK 888671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 2004

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

                                 (973) 857-2414
                (Issuer's telephone number, including area code)

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

                           $ 0 (as of March 28, 2005)
              ---------------------------------------------------
              (Aggregate market value of the voting stock held by
                          non-affiliates of the Issuer)

                        10,088,235 (as of March 28, 2005)
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]



                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I


               Quarterly Report of the Company on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004

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

On May 5, 1996, Mr. Frohling sold his interest in the Company to the "Catizone Group." The Catizone Group currently seeks to merge with a going concern, preferably with assets and a financial history, such that same will facilitate the merged entity to trading status. In September 2004 the Company filed an Information Statement with referenced with a proposed merger with a Delaware corporation and a share exchange with the shareholders of MuDan Jiang DongXing Group Co., Ltd. ("DongXing China"). The Company was expecting the delivery of audited financial statements from DongXing China and said financial statements have not been delivered. As a result, the Company has advised DongXing China that we are no longer interested in going forward with the transaction and management is pursuing other potential merger candidates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2004 the matter of proceeding with a potential merger with a Delaware corporation and a share exchange with the shareholders of DongXing China was submitted to a vote of the shareholders of the Company.

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

Shareholders

As of December 31, 2004, the number of holders of record of our common stock, $.001 par value, was approximately 673.

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

ITEM 6.  PLAN OF OPERATIONS

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

Liquidity and Capital Resources

At December 31, 2004, the Registrant had a cash balance of $19,042, which represents a $5,034 decrease from the $24,076 balance at December 31, 2003. This decrease was primarily the result of the cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.

On December 7, 1998, the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. The notes were due on December 7, 2001 and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share. These notes were extended on that date for three years until December 7, 2004 at the same rate of interest, conversion price and terms, and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000. On December 7, 2004, the notes were further extended to March 31, 2005. On April 1, 2005, the notes and accrued interest will be converted into shares of common stock.

The focus of the Registrant's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Registrant. The Registrant has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Registrant does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Registrant presently owns no real property and at this time has no intention of acquiring any such property. The Registrant's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements. As a result, the Registrant believes that it can satisfy its cash requirements for at least the next twelve (12) months before it will need to raise additional funds.

Results of Operations for the Year Ended December 31, 2004, Compared to the Year Ended December 31, 2003

The Registrant incurred a loss of $16,211 in the current year versus a loss of $20,556 in the prior year. General and administrative expenses were $11,503 compared to $16,223 in the prior year, a decrease of $4,720. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.

During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

Results of Operations for the Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

The Registrant incurred a loss of $20,556 in 2003 versus a loss of $13,441 in 2002. General and administrative expenses were $16,223 compared to $10,447 in the prior year, an increase of $5,776. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.

During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Certifying Accountant

On January 19, 2005, Samuel Klein and Company ("Samuel Klein") resigned as the Company's independent public accountants.

Samuel Klein's reports on the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 (the last fiscal year for which a report was filed), did not contain an adverse opinion or a disclaimer of opinion. There was no qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2002 and 2003, and the subsequent interim period preceding Samuel Klein's resignation on January 19, 2005, there were no disagreements with Samuel Klein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Samuel Klein, would have caused them to make a reference to the subject matter of the disagreements in connection with its report. No disagreements have arisen in the period since the date of Samuel Klein's resignation.

None of the reportable events described under Item 304(a)(1)(iv)(A) of Regulation S-B occurred during the two most recent fiscal years or within the interim period through the date of the Current Report filed on March 29, 2005.

The Company has provided Samuel Klein with a copy of the foregoing disclosures. A letter from Samuel Klein addressed to the Securities and Exchange Commission pursuant to Regulation S-B, Item 304(a)(3) was included as Exhibit 16 to the Current Report on Form 8-K/A filed with the Commission on March 29, 2005.

Prior to the resignation of Samuel Klein, the Company had not engaged a new accountant either as the principal accountant to audit the Company's financial statements or as the auditor of a significant subsidiary.

Engagement of New Certifying Accountant

On January 19, 2005, the Company engaged Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G") as the Company's new certifying accountant. The Company does not have an audit committee. The Company's Board of Directors approved the appointment of RMSB&G.

Prior to the Company's appointment of RMSB&G, the Company had no prior relationship with RMSB&G or any of its members. The Company had not consulted RMSB&G on any matters prior to the engagement of RMSB&G on January 21, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of December 31, 2004, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                      Date
                                            Offices                   Appointed
            Name                Age         Held                      Director
---------------------------    ------       ---------                 ----------
     Pasquale Catizone           64         President                 May 1996
                                            Director

     Carmine Catizone            59         Secretary, Treasurer      May 1996
                                            Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2004, with respect to the persons known to be the beneficial owners of more than 5% of our common stock, $.001 par value, and Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. We do not have any shares of any other class authorized, issued or outstanding.

                          PRINCIPAL SHAREHOLDERS TABLE

 Title            Name and                   Amount and
 of               Address of                 Nature of              Percent
 Class            Beneficial                 Beneficial             of Class(1)
                  Owner                      Ownership
--------------------------------------------------------------------------------
Common        Pasquale Catizone              2,000,000              19.8%
              286 Cedar Street
              Cedar Grove, NJ 07009

Common        Barbara Catizone               1,000,000               9.9%
              266 Cedar Street
              Cedar Grove, NJ 07009

Common        Robyn Conforth                 1,000,000               9.9%
              266 Cedar Street
              Cedar Grove, NJ 07009

Common        Carmine Catizone               4,000,000              39.7%
              10 1/2 Walker Avenue
              Morristown, NJ 07960

                                           -----------            -------
                              Total:         8,000,000             79.30%


Notes:

(1) The percentages listed in the table is calculated on the basis of 10,088,235 shares of the common stock, $.001 par value, of the Company outstanding as at December 31, 2004.

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

ITEM 13.  EXHIBITS

 FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Balance Sheets - December 31, 2004 and 2003

     Statements of Operations for the years ended
       December 31, 2004 and 2003

     Statements of Stockholders' Deficiency for the years ended December 31, 2004 and 2003

     Statements of Cash Flows for the years
       ended December 31, 2004 and 2003

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

Filed Herewith:

Exhibit #         Description
---------         -----------

31.1              Section 302 CEO Certification

31.2              Section 302 CFO Certification

32.1              Section 906 CEO Certification

32.2              Section 906 CFO Certification

Reports on 8-K

The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report. However, a report on Form 8-K dated January 19, 2005 was filed and effective March 29, 2005 regarding changes in our certifying accountant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Samuel Klein and Company, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,060 and $6,335, respectively.

The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2004, were $0.

Audit Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for assurance and related services by Samuel Klein and Company, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0 and $0.

The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by RMSB&G, that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Samuel Klein and Company for tax compliance, tax advice, and tax planning, for those fiscal years were $725 and $1,425, respectively. Services provided included preparation of the federal and state tax returns for the corporation.

The aggregate fees billed for each of the fiscal years ended December 31, 2004, for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning, for that fiscal year were $0.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Samuel Klein and Company other than those services reported above, for those fiscal years were $0 and $0, respectively.

The aggregate fees billed in each of the fiscal years ended December 31, 2004, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBSHMAN OPTICAL CORP.


By: /s/ PASQUALE CATIZONE
    --------------------------------------
    Pasquale Catizone, President, Director            Date   March 30, 2005


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

        SIGNATURES                      TITLE                     DATE

Principal Executive Officer:


/s/ PASQUALE CATIZONE
------------------------------------
Pasquale Catizone                       President                 March 30, 2005


Principal Financial and Accounting Officer:


/s/ CARMINE CATIZONE
------------------------------------
Carmine Catizone                        Secretary, Treasurer      March 30, 2005


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
      REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
      EXCHANGE ACT BY NON-REPORTING ISSUERS


       No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 2004 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                          HIBSHMAN OPTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----


REPORT OF ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.                  F-1

REPORT OF SAMUEL KLEIN AND COMPANY                                           F-2

FINANCIAL STATEMENTS:

   Balance Sheets                                                            F-3

   Statements of Operations                                                  F-4

   Statements of Stockholders' Deficiency                                    F-5

   Statements of Cash Flows                                                  F-6

   Notes to Financial Statements                                             F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



To the Board of Directors and Stockholders of Hibshman Optical Corporation

We have audited the accompanying balance sheet of Hibshman Optical Corporation (formerly Fianza Commercial Corporation) (the "Company") as of December 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2003 and for the year then ended were audited by other auditors whose report dated March 5, 2004 expressed on unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
March 21, 2005

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Hibshman Optical Corporation

We have audited the accompanying balance sheet of Hibshman Optical Corporation (formerly Fianza Commercial Corporation) as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibshman Optical Corporation as of December 31, 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Samuel Klein and Company
                                          SAMUEL KLEIN AND COMPANY


Newark, New Jersey
March 5, 2004

                          HIBSHMAN OPTICAL CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003



                                                          2004          2003
                                                       ----------    ----------
              ASSETS

                    Current Assets:
Cash and cash equivalents                              $   19,042    $   24,076
             Due from related party                            --         3,868
                                                       ----------    ----------

                                                       ----------    ----------
Total Current Assets                                       19,042        27,944
                                                       ----------    ----------

                       Total Assets                    $   19,042    $   27,944
                                                       ==========    ==========


   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

               Current Liabilities:
Convertible notes payable -                            $   62,000    $   62,000
stockholders
Accrued interest payable -                                 15,206        10,246
stockholders
Accounts payable                                           13,775        11,426
                                                       ----------    ----------

                                                       ----------    ----------
Total Current Liabilities                                  90,981        83,672
                                                       ----------    ----------

                  Total Liabilities                        90,981        83,672
                                                       ----------    ----------

          Stockholders' Deficiency:
Common stock, $.001 par value,
100,000,000 shares
authorized, 10,088,235 shares
issued and
outstanding at December 31, 2004                           10,088        10,088
and 2003
Additional paid-in capital                                 19,912        19,912
Accumulated deficit                                      (101,939)      (85,728)
                                                       ----------    ----------

Total Stockholders' Deficiency                            (71,939)      (55,728)
                                                       ----------    ----------

              Total Liabilities and
           Stockholders' Deficiency                    $   19,042    $   27,944
                                                       ==========    ==========

    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     2004              2003
                                                 ------------      ------------

                           Revenues              $         --      $         --

                   Cost of Revenues                        --                --
                                                 ------------      ------------

                       Gross Profit                        --                --
                                                 ------------      ------------

                       Other Costs:
General and administrative expenses                    11,503            16,223
                                                 ------------      ------------

                     Operating loss                   (11,503)          (16,223)

            Other Income (Expense):
                    Interest income                       252               627
    Interest expense - stockholders                    (4,960)           (4,960)
                                                 ------------      ------------

                           Net Loss              $    (16,211)     $    (20,556)
                                                 ============      ============



        Earnings (loss) per share:
Basic and diluted earnings (loss)
per share                                        $       0.00      $       0.00
                                                 ============      ============

Basic and diluted weighted average
common shares outstanding                          10,088,235        10,088,235
                                                 ============      ============

    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                    Common Stock
                                   $.001 Par Value
                              ---------------------------
                                                Common       Additional
                                 Number         Stock         Paid-in      Accumulated
                               of Shares        Amount        Capital        Deficit          Total
                              ------------   ------------   ------------   ------------    ------------
Balance - January 1, 2003       10,088,235   $     10,088   $     19,912   $    (65,172)   $    (35,172)

Net loss for the year ended
          December 31, 2003             --             --             --        (20,556)        (20,556)
                              ------------   ------------   ------------   ------------    ------------

Balance - December 31, 2003     10,088,235         10,088         19,912        (85,728)        (55,728)

Net loss for the year ended
          December 31, 2004             --             --             --        (16,211)        (16,211)
                              ------------   ------------   ------------   ------------    ------------

Balance - December 31, 2004     10,088,235   $     10,088   $     19,912   $   (101,939)   $    (71,939)
                              ============   ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004          2003
                                                         ----------    ----------
   Cash Flows from Operating Activities:
Net loss                                                 $  (16,211)   $  (20,556)
Adjustments to reconcile net loss to net
cash used
in operating activities:
Interest expense - stockholders                               4,960         4,960

Change in liabilities
Increase (decrease) in accounts payable                       2,349        (2,734)
                                                         ----------    ----------

Net cash used in operating activities                        (8,902)      (18,330)
                                                         ----------    ----------

     Cash Flows from Investing Activities
Payments from (advances to) related party                     3,868        (3,868)
                                                         ----------    ----------

                                                         ----------    ----------
Net Decrease in Cash and Cash Equivalents                    (5,034)      (22,198)

 Cash and Cash Equivalents - beginning of year               24,076        46,274
                                                         ----------    ----------

  Cash and Cash Equivalents - end of year                $   19,042    $   24,076
                                                         ==========    ==========



    Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest                                                 $       --    $       --
                                                         ==========    ==========
Taxes                                                    $       --    $       --
                                                         ==========    ==========

 The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp. and hereinafter referred to as the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS"), a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding, a reorganization plan was developed which was considered by the Court and Creditors committee. The plan provided that PRS would issue 15% of the total shares of each subsidiary to the creditors and stockholders who as classes receive a total of 10% and 5%, respectively. Pursuant to that plan, the Court entered an order in May 1996 authorizing said issuances based upon the authority of an exemption from registration, Section 3(a)(10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to the creditor class and approximately 500,000 shares were authorized to the stockholders of PRS as a class. The balance of approximately 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

On July 1, 2004, the Company entered into an agreement (the "Agreement") with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders"). Dongxing is a company organized in the People's Republic of China and engages in real estate development and retail businesses primarily in Heilongjiang Province, which is located in northeast mainland China. Pursuant to the Agreement, the Company would have acquired 100% of the capital stock of Dongxing from the Donxing Stockholders. As part of this transaction, the Company would have issued to the Dongxing Stockholders and a consultant such number of shares of its common stock as would constitute 90% of the outstanding common stock of the Company on the closing of the transaction. The Agreement also contemplated the Company effecting a transitory merger into the State of Delaware. There were several conditions precedent to the closing of the transaction, including, but not limited to, Dongxing having received required approvals from the People's Republic of China and all applicable provincial or local government agencies. The Agreement was not consumated.

As the Agreement was not consummated, the Company will attempt to identify and negotiate with business targets for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

Cash Equivalents

For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash equivalents. Cash equivalents consist of a money market account.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and diluted common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123(R) had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this Standard to have a significant impact on its current financial statements.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current financial statements.

2. DUE FROM RELATED PARTY

This amount was comprised of non-interest bearing advances due on demand that were made to the president of the Company in December 2003. The amount was repaid in January 2004.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On December 7, 1998, the Company received $50,000 and issued two $25,000, 8% convertible notes payable each to Pasquale and Carmine Catizone, current officers, directors and principal stockholders of the Company. Pasquale and Carmine Catizone are brothers. The notes were due on December 7, 2001, and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of the Company at a conversion price of $.0025 per share. These notes were extended on that date for three years until December 7, 2004 at the same rate of interest, conversion price and terms, and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000. On December 7, 2004, the notes were further extended to March 31, 2005. On April 1, 2005, the notes and accrued interest will be converted into shares of common stock.

4. COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $.001 per share, of which 10,088,235 shares were issued and outstanding at December 31, 2004 and 2003.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock. In March of 1992 the Company issued 1,588,235 shares of its common stock to the former stockholders and creditors of PRS and issued 8,500,000 shares to unaffiliated parties for $30,000 pursuant to the PRS Plan of Reorganization described in Note 1.

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

5. INCOME TAXES

The component of deferred tax assets at December 31, is as follows:

                                                   2004          2003
                                                ----------    ----------

       Net operating loss carryforwards         $   16,800    $   12,400
       Less:  Valuation allowance                  (16,800)      (12,400)
                                                ----------    ----------

                                                $       --    $       --
                                                ==========    ==========

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

5. INCOME TAXES (Continued)

     A 100% valuation allowance was provided at December 31, 2004 and 2003 as it is uncertain if the above item would be utilized.

     At December 31, 2004, the Company has unused federal net operating loss carry forwards of approximately $72,000 expiring between 2018 and 2024 and unused New Jersey net operating loss carry forwards of approximately $68,000 expiring between 2005 and 2013.