Form 10QSB
period 2005-03-31
HIBSHMAN OPTICAL CORP
filed 2005-05-16
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 2005: 41,466,687 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of March 31, 20005
         and December 31, 2004 (audited)...............................       3

      Statements of Operations
         for the three months
         ended March 31, 2005 and March 31, 2004.......................       4

      Statements of Cash Flows
         for the three months
         ended March 31, 2005 and March 31, 2004.......................       5

      Notes to Financial Statements (unaudited).........................      6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.............................................      8

Item 3 - Controls and Procedures........................................     10


PART II

Item 1 - Legal Proceedings..............................................     11

Item 2 - Changes in Securities and Use of Proceeds......................     11

Item 3 - Defaults Upon Senior Securities................................     11

Item 4 - Submission of Matters to a Vote of Security Holders............     11

Item 6 - Exhibits and Reports on Form 8-K...............................     11

Signatures..............................................................     12

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCE SHEETS

                                                         MARCH 31,       DECEMBER 31,
                                                           2005              2004
                                                       ------------      ------------
                                                        (UNAUDITED)        (AUDITED)
                 ASSETS
Current Assets:
  Cash and cash equivalents                            $     18,562      $     19,042
                                                       ------------      ------------

    Total Current Assets                                     18,562            19,042
                                                       ------------      ------------

Total Assets                                           $     18,562      $     19,042
                                                       ============      ============


 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Convertible notes payable - stockholders             $     62,000      $     62,000
  Accrued interest payable - stockholders                    16,446            15,206
  Accounts payable                                           18,075            13,775
                                                       ------------      ------------

    Total Current Liabilities                                96,521            90,981
                                                       ------------      ------------

Total Liabilities                                            96,521            90,981
                                                       ------------      ------------

Stockholders' Deficiency:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 10,088,235 shares issued and
    outstanding at March 31, 2005 and December 31, 2004      10,088            10,088
  Additional paid-in capital                                 19,912            19,912
  Accumulated deficit                                      (107,959)         (101,939)
                                                       ------------      ------------

    Total Stockholders' Deficiency                          (77,959)          (71,939)
                                                       ------------      ------------

Total Liabilities and Stockholders' Deficiency         $     18,562      $     19,042
                                                       ============      ============

    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                        2005            2004
                                                     ----------      ----------

Revenues                                             $       --      $       --

Cost of Revenues                                             --              --
                                                     ----------      ----------

Gross Profit                                                 --              --
                                                     ----------      ----------

Other Costs:
    General and administrative expenses                   4,850           1,611
                                                     ----------      ----------

Operating Loss                                           (4,850)         (1,611)

Other Income (Expense):
    Interest income                                          70              76
    Interest expense - stockholders                      (1,240)         (1,240)
                                                     ----------      ----------

Net Loss                                             $   (6,020)     $   (2,775)
                                                     ==========      ==========



Earnings (loss) per share:
  Basic and diluted earnings (loss)
    per share                                        $     0.00      $     0.00
                                                     ==========      ==========

  Basic and diluted weighted average
    common shares outstanding                        10,088,235      10,088,235
                                                     ==========      ==========


    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                          2005          2004
                                                       ----------    ----------

Cash Flows from Operating Activities:
  Net loss                                             $   (6,020)   $   (2,775)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Interest expense - stockholders                       1,240         1,240

    Change in liabilities
      Increase in accounts payable                          4,300           341
                                                       ----------    ----------

        Net cash used in operating activities                (480)       (1,194)
                                                       ----------    ----------

Cash Flows from Investing Activities                           --            --
                                                       ----------    ----------

Cash Flows from Financing Activities:
    Proceeds from amount due from related party                --         3,868
                                                       ----------    ----------

Net (Decrease) Increase in Cash and Cash Equivalents         (480)        2,674

Cash and Cash Equivalents - beginning of year              19,042        24,076
                                                       ----------    ----------

Cash and Cash Equivalents - end of year                $   18,562    $   26,750
                                                       ==========    ==========



Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
    Interest                                           $       --    $       --
                                                       ==========    ==========
    Taxes                                              $       --    $       --
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005


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

In July of 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") to acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). There were several conditions precedent to the closing of the transaction, which were not met. As the Agreement was not consummated, the Company will attempt to identify and negotiate with business targets for the merger of that entity with and into the Company. In Certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Continued)



                                            March 31,           March 31,
                                              2005                2004
                                              ----                ----

Convertible Debt owed
To Stockholders                            31,378,452          29,394,452


2.  INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004.

The statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

3.  CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST PAYABLE - STOCKHOLDERS

The balances represent principal and accrued interest due to two stockholders. Principal and interest can be converted into shares of common stock, in whole or in part, upon thirty days written notice at a conversion price of $.0025 per share.

The principal and accrued interest was due on December 7, 2004 but was extended to March 31, 2005. On April 1, 2005, principal and accrued interest totaling $78,446 was converted into 31,378,452 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three-month period ended March 31, 2005. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

      In July of 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") to acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). There were several conditions precedent to the closing of the transaction, which were not met. As the Agreement was not consummated, the Company will attempt to identify and negotiate with business targets for the merger of that entity with and into the Company. In Certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

      As of March 31, 2005, we had total assets of $18,562 as compared to $19,042 at December 31, 2004 reflecting a decrease of $480. As of March 31, 2005, we had total liabilities of $96,521 as compared to $90,981 at December 31, 2004, reflecting an increase in liabilities of $5,540. Reflecting the foregoing, the financial statements indicate that at March 31, 2005, we had working capital (current assets minus current liabilities) of ($77,959), and at December 31, 2004, we had working capital of ($71,939). At March 31, 2005 we had a deficit in stockholders' equity of ($107,959) compared to a deficit in stockholders' equity of ($101,939) at December 31, 2004.

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

      The financial statements included in this Report reflect total general and administrative expenses of $4,850 for the three-month period ended March 31, 2005 versus $1,611 for the comparable three-month period ended March 31, 2004, reflecting an increase of $3,239.

      The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


ITEM 3.  CONTROLS AND PROCEDURES

      As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2 - Changes in Securities and Use of Proceeds

      The total number of shares of Common Stock issued and outstanding as of March 31, 2005 was 10,088,235. No new shares were issued during the three months ended March 31, 2005.

ITEM 3 - Defaults Upon Senior Securities

         Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HIBSHMAN OPTICAL CORP.


Date: May 16, 2005                    By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: May 16, 2005                    By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer