Form 10QSB
period 2005-06-30
HIBSHMAN OPTICAL CORP
filed 2005-08-15
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2005: 41,466,687 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of June 30, 2005
         and December 31, 2004 (audited)................................      3

      Statements of Operations
         for the three and six months
         ended June 30, 2005 and June 30, 2004 .........................      4

      Statements of Cash Flows
         for the six months
         ended June 30, 2005 and June 30, 2004..........................      5

      Notes to Financial Statements (unaudited).........................      6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.............................................      8

Item 3 - Controls and Procedures........................................     10


PART II

Item 1 - Legal Proceedings..............................................     10

Item 2 - Changes in Securities and Use of Proceeds......................     10

Item 3 - Defaults Upon Senior Securities................................     10

Item 4 - Submission of Matters to a Vote of Security Holders............     10

Item 6 - Exhibits and Reports on Form 8-K...............................     10

Signatures..............................................................     11


PART I  - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                          HIBSHMAN OPTICAL CORPORATION
                                 BALANCE SHEETS


                                                             JUNE 30,      DECEMBER 31,
                                                               2005          2004
                                                            (UNAUDITED)    (AUDITED)
                                                           ------------   ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                $     10,589   $     19,042
                                                           ------------   ------------

  Total Current Assets                                           10,589         19,042
                                                           ------------   ------------

     Total Assets                                          $     10,589   $     19,042
                                                           ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                         $     22,525   $     13,775
  Convertible notes payable - stockholders                           --         62,000
  Accrued interest payable - stockholders                            --         15,206
                                                           ------------   ------------

     Total Current Liabilities                                   22,525         90,981
                                                           ------------   ------------

Total Liabilities                                                22,525         90,981
                                                           ------------   ------------
Stockholders' Deficiency:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 41,466,687 shares issued and
  outstanding at June 30, 2005 and 10,088,235 shares
    issued and outstanding at December 31, 2004                  41,466         10,088
  Additional paid-in capital                                     66,980         19,912
  Accumulated deficit                                          (120,382)      (101,939)
                                                           ------------   ------------

     Total Stockholders' Deficiency                             (11,936)       (71,939)
                                                           ------------   ------------

Total Liabilities and Stockholders' Deficiency             $     10,589   $     19,042
                                                           ============   ============

    The accompanying notes are an integral part of these financial statements


                          HIBSHMAN OPTICAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
Revenues                                $         --    $         --    $         --    $         --

Cost of Revenues                                  --              --              --              --
                                        ------------    ------------    ------------    ------------

Gross Profit                                      --              --              --              --
                                        ------------    ------------    ------------    ------------

Other Costs:
  General and administrative expenses         12,474           4,155          17,324           5,766
                                        ------------    ------------    ------------    ------------

Operating loss                               (12,474)         (4,155)        (17,324)         (5,766)

Other Income (Expense):
  Interest income                                 51              64             121             140
  Interest expense - stockholders                 --          (1,240)         (1,240)         (2,480)
                                        ------------    ------------    ------------    ------------

Net Loss                                $    (12,423)   $     (5,331)   $    (18,443)   $     (8,106)
                                        ============    ============    ============    ============

Earnings (loss) per share:
  Basic and diluted earnings (loss)
    per share                           $       0.00    $       0.00    $       0.00    $       0.00
                                        ============    ============    ============    ============

  Basic and diluted weighted average
    common shares outstanding             41,466,687      10,088,235      25,864,142      10,088,235
                                        ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements


                          HIBSHMAN OPTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                               2005           2004
                                                           ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                                 $    (18,443)  $     (8,106)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Interest expense - stockholders                              1,240          2,480

  Change in liabilities
     Increase (decrease) in accounts payable                      8,750         (1,486)
                                                           ------------   ------------

       Net cash used in operating activities                     (8,453)        (7,112)
                                                           ------------   ------------

Cash Flows from Investing Activities                                 --             --
                                                           ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from amount due from related party                        --          3,868
                                                           ------------   ------------

Net Decrease in Cash and Cash Equivalents                        (8,453)        (3,244)

Cash and Cash Equivalents - beginning of period                  19,042         24,076
                                                           ------------   ------------

Cash and Cash Equivalents - end of period                  $     10,589   $     20,832
                                                           ============   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                              $         --   $         --
                                                           ============   ============
     Taxes                                                 $         --   $         --
                                                           ============   ============
  Non-Cash Financing Activities:
     Conversion of notes payable - stockholders and
       accrued interest - stockholders to common stock:
         Notes payable                                     $     62,000   $         --
         Accrued interest payable                                16,446             --
                                                           ------------   ------------
                                                           $     78,446   $         --
                                                           ============   ============

   The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

In July of 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") to acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). There were several conditions precedent to the closing of the transaction, which were not met. As the Agreement was not consummated, the Company continues in its efforts to identify and negotiate with business targets for a merger with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Continued)

2.  INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.

The statements of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

3. CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST PAYABLE - STOCKHOLDERS

As of April 1, 2005, the Company issued 31,378,452 shares of common stock in exchange for 8% convertible notes payable totaling $62,000 plus $16,446 of accrued interest. The conversion price was $.0025 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the six-month period ended June 30, 2005. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

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

         In July of 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") to acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). There were several conditions precedent to the closing of the transaction, which were not met. As the Agreement was not consummated, the Company continues its efforts to identify and negotiate with business targets for a merger with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

         As of June 30, 2005, we had total assets of $10,589 as compared to $19,042 at December 31, 2004 reflecting a decrease of $8,453. As of June 30, 2005, we had total liabilities of $22,525 as compared to $90,981 at December 31, 2004, reflecting a decrease in liabilities of $68,456. This decrease in liabilities was primarily due to the conversion of notes payable into shares of the Company's common stock. Reflecting the foregoing, the financial statements indicate that at June 30, 2005, we had working capital (current assets minus current liabilities) of ($11,936), and at December 31, 2004, we had working capital of ($71,939). At June 30, 2005 we had a deficit in stockholders' equity of ($120,382) compared to a deficit in stockholders' equity of ($101,939) at December 31, 2004.

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

         The financial statements included in this Report reflect total general and administrative expenses of $12,474 for the three-month period ended June 30, 2005 versus $4,155 for the comparable three-month period ended June 30, 2004, reflecting an increase of $8,319.

         The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2 - Changes in Securities and Use of Proceeds

         The total number of shares of Common Stock issued and outstanding as of June 30, 2005 was 41,466,687. 31,378,452 new shares were issued during the three months ended June 30, 2005.

ITEM 3 - Defaults Upon Senior Securities

         Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

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


                                      HIBSHMAN OPTICAL CORP.


Date: August 15, 2005                 By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: August 15, 2005                 By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer