Form 10QSB
period 2005-09-30
HIBSHMAN OPTICAL CORP
filed 2005-11-21
CIK 888671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

                         Commission File Number 0-20297

                             HIBSHMAN OPTICAL CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          New Jersey                                             88-0284402
-------------------------------                             --------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2005: 41,588,235 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Hibshman Optical Corp.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page

Item 1 - Financial Statements (unaudited)

      Hibshman Optical Corp.
         Balance Sheets as of September, 2005
         and December 31, 2004 (audited)................................      3

      Statements of Operations
         for the three and nine months
         ended September 30, 2005 and September 30, 2004................      4

      Statements of Cash Flows
         for the nine months
         ended September 30, 2005 and September 30, 2004................      5

      Notes to Financial Statements (unaudited).........................      6

Item 2 - Management's Discussion and Analysis or
         Plan of Operations.............................................      8

Item 3 - Controls and Procedures........................................     10


PART II

Item 1 - Legal Proceedings..............................................     11

Item 2 - Changes in Securities and Use of Proceeds......................     11

Item 3 - Defaults Upon Senior Securities................................     11

Item 4 - Submission of Matters to a Vote of Security Holders............     11

Item 6 - Exhibits and Reports on Form 8-K...............................     11

Signatures..............................................................     12

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                          HIBSHMAN OPTICAL CORPORATION

                                 BALANCES SHEETS

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2005             2004
                                                                -------------    -------------
                                                                 (UNAUDITED)       (AUDITED)
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                  $       9,905    $      19,042
                                                                -------------    -------------

              Total Current Assets                                      9,905           19,042
                                                                -------------    -------------

Total Assets                                                    $       9,905    $      19,042
                                                                =============    =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                      $      26,625    $      13,775
     Convertible notes payable - current portion                            -           62,000
     Accrued interest payable                                               -           15,206
                                                                -------------    -------------
                                                                       26,625           90,981
                                                                -------------    -------------

              Total Current Liabilities                                26,625           90,981
                                                                -------------    -------------

Total Liabilities                                                      26,625           90,981
                                                                -------------    -------------

Stockholders' Deficiency:
     Common stock, $.001 par value, 100,000,000 shares
         authorized, 41,466,687 shares issued and
         outstanding at September 30, 2005 and 10,088,235
         shares issued and outstanding at December 31, 2004            41,466           10,088
     Additional paid-in capital                                        66,980           19,912
     Accumulated deficit                                             (125,166)        (101,939)
                                                                -------------    -------------

              Total Stockholders' Deficiency                          (16,720)         (71,939)
                                                                -------------    -------------

Total Liabilities and Stockholders' Deficiency                  $       9,905    $      19,042
                                                                =============    =============

    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005             2004
                                              ------------    ------------    ------------    ------------
Revenues                                      $          -    $          -    $          -    $          -

Cost of Revenues                                         -               -               -               -
                                              ------------    ------------    ------------    ------------

Gross Profit                                             -               -               -               -
                                              ------------    ------------    ------------    ------------

Other Costs:
     General and administrative expenses             4,827           1,187          22,151           6,953
                                              ------------    ------------    ------------    ------------

Operating loss                                      (4,827)         (1,187)        (22,151)         (6,953)
                                              ------------    ------------    ------------    ------------

Other Income (Expense):
     Interest income                                    43              58             164             198
     Interest expense - stockholders                     -          (1,240)         (1,240)         (3,720)
                                              ------------    ------------    ------------    ------------


Net Loss                                      $     (4,784)   $     (2,369)   $    (23,227)   $    (10,475)
                                              ============    ============    ============    ============

Earnings (Loss) Per Share:
    Basic and diluted earnings (loss)
       per common share                       $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                              ============    ============    ============    ============

    Basic and diluted weighted average
       common shares outstanding                41,466,687      10,088,235      31,122,142      10,088,235
                                              ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                          HIBSHMAN OPTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)

                                                               2005          2004
                                                            ----------    ----------
Cash Flows from Operating Activities:
     Net loss                                               $  (23,227)   $  (10,475)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
          Interest expense - stockholders                        1,240         3,720

     Changes in liabilities
          Increase (decrease) in accounts payable
            and accrued expenses                                12,850        (1,452)
                                                            ----------    ----------

              Net cash used in operating activities             (9,137)       (8,207)
                                                            ----------    ----------

Cash Flows from Investing Activities
      Proceeds from amounts due from related party                   -         3,868
                                                            ----------    ----------

Cash Flows from Financing Activities:                                -             -
                                                            ----------    ----------


Net Decrease in Cash and Cash Equivalents                       (9,137)       (4,339)

Cash and Cash Equivalents, beginning of period                  19,042        24,076
                                                            ----------    ----------

Cash and Cash Equivalents, end of period                    $    9,905    $   19,737
                                                            ==========    ==========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
              Interest                                      $        -    $        -
                                                            ==========    ==========
              Taxes                                         $        -    $        -
                                                            ==========    ==========

Non Cash Financing Activities:
   Conversion of notes payable - stockholders and
     accrued interest - stockholders to common stock:
       Notes payable                                        $   62,000    $        -
       Accrued interest payable                                 16,446             -
                                                            ----------    ----------
                                                            $   78,446    $        -
                                                            ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Hibshman Optical Corporation (formerly known as Fianza Commercial Corp. and hereinafter referred to as the "Company" or "Registrant") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a public corporation which filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operations of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and Creditors committee which provided that PRS will issue 15% of the total shares of each subsidiary to the creditors and shareholders who as classes receive a total of 10% and 5%, respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuance based upon the authority of an exemption from registration, Section 3 (a) (10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to the creditor class and approximately 500,000 shares were authorized to the stockholders of PRS as a class. The balance of approximately 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

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

Reincorporation and Plan of Merger
----------------------------------

On September 29, 2005, the Registrant entered into an agreement and plan of merger with Somanta Pharmaceuticals, Inc. ("Pharmaceuticals"), a Delaware corporation, for the purpose of changing the Registrant's domicile from New Jersey to Delaware (the "Reincorporation").

The completion of the Reincorporation is a condition to the closing of a merger transaction (the "Somanta Merger Transaction") contemplated by the Registrant and Pharmaceuticals. As a reincorporation (1) the Registrant will be merged with and into Pharmaceuticals, (2) Pharmaceuticals will survive the Reincorporation as the successor in interest and the successor issuer of the registrant, (3) the certificate of incorporation and bylaws of Pharmaceuticals will survive the Reincorporation and continue as the governing documents of the surviving entity and (4) each share of the Registrant's common stock will represent and become exchangeable for .0130534 shares of Pharmaceutical's common stock, with each registered holder of a fractional share being issued fifty (50) shares in lieu of a fractional share.

                          HIBSHMAN OPTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reincorporation and Plan of Merger (Continued)
----------------------------------------------

On October 20, 2005, the Registrant entered into an agreement and plan of merger (the "Somanta Merger Agreement") with Pharmaceuticals, Somanta, Inc. ("Somanta"), a Delaware corporation, Somanta Merger Sub ("Merger Sub"), a Delaware corporation and certain stockholders of the Registrant. The Somanta Merger Agreement provides for the merger of Somanta with Merger Sub, a wholly-owned subsidiary of Pharmaceuticals. As a result of the Somanta Merger Transaction, Somanta will become a wholly-owned subsidiary of Pharmaceuticals. The Registrant will issue approximately 13,697,834 shares of common stock to the holders of Somanta capital stock in exchange for all of the issued and outstanding capital stock of Somanta and will assume all of the issued and outstanding options to purchase 2,032,166 shares of Somanta common stock along with the existing Somanta equity incentive plan. Therefore, immediately following the closing of the Somanta Merger Transaction, the Registrant's stockholders will own approximately 3.5% of the outstanding capital stock of Pharmaceuticals and the stockholders of Somanta will own 96.5% of the outstanding shares of capital stock of Pharmaceuticals (on a fully diluted basis).

The closing of the Somanta Merger Transaction is subject to certain conditions. The Somanta Merger Agreement may be terminated if one of several defined actions occurs.

Earning (Loss) Per Share
------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by diving income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

2. INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the three and nine months ended September 30, 2005 and 2004.

The statements of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

3. CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST PAYABLE - STOCKHOLDERS

On April 1, 2005, the Company issued 31,378,452 shares of common stock in exchange for 8% convertible notes payable totaling $62,000 plus $16,446 of accrued interest. The conversion price was $.0025 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the nine-month period ended September 30, 2005. This discussion also includes events that occurred subsequent to the end of the period and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with our Financial Statements and respective notes included elsewhere in this Report.

     The Company was formed in 1991 under the name PRS Sub I, Inc. as a subsidiary of People Ridesharing Systems, Inc., ("PRS") a public corporation that filed for the protection of the Bankruptcy Court in 1989, to assist with the reorganization of PRS either through the operation of a related business or through a merger or combination with an operating company. During the bankruptcy proceeding a reorganization plan was developed which was considered by the Court and creditors committee which provided that PRS will issue 15% of the total shares of common stock of each subsidiary to the creditors and shareholders who, as a class would receive a total of 10% and 5% of those shares respectively. Pursuant to that plan the Court entered an order in May of 1996 authorizing said issuances based upon the authority of an exemption from registration provided in
Section 3(a)(10) of the Securities Act of 1933, as amended. As a result, approximately 1,000,000 shares were authorized to be issued to the creditor class and approximately 500,000 shares were authorized to be issued to the stockholders of PRS as a class. 8,500,000 shares were acquired directly from the Bankruptcy Court by a nonaffiliated third party approved in the bankruptcy proceeding in May of 1996. PRS was discharged from bankruptcy after its Chapter XI proceeding was converted to a Chapter 7 proceeding.

     In July of 2004, the Company entered into an agreement with Mundanjiang Dongxing Group Co., Ltd. ("Dongxing") and its stockholders ("Dongxing Stockholders") to acquire 100% of the capital stock of Dongxing from the Donxing Stockholders (the "Agreement"). There were several conditions precedent to the closing of the transaction, which were not met. As the Agreement was not consummated, the Company continued its efforts to identify and negotiate with business targets for a merger with and into the Company.

     Subsequent to the end of the third quarter, on September 29, 2005, the Company entered into an agreement and plan of merger with Somanta
Pharmaceuticals, Inc. ("Pharmaceuticals"), a Delaware corporation, for the purpose of changing the Company's domicile from New Jersey to Delaware (the "Reincorporation").

     The completion of the Reincorporation is a condition to the closing of a merger transaction (the "Somanta Merger Transaction") contemplated by the Company and Pharmaceuticals. As a reincorporation (1) the Company will be merged with and into Pharmaceuticals, (2) Pharmaceuticals will survive the reincorporation as the successor in interest and the successor issuer of the Company, (3) the certificate of incorporation and bylaws of Pharmaceuticals will survive the Reincorporation and continue as the governing documents of the surviving entity and (4) each share of the Company's common stock will represent and become exchangeable for .0130534 shares of Pharmaceutical's common stock, with each registered holder of a fractional share being issued fifty (50) shares in lieu of a fractional share.

     On October 20, 2005, the Company entered into an agreement and plan of merger (the "Somanta Merger Agreement") with Pharmaceuticals, Somanta, Inc. ("Somanta"), a Delaware corporation, Somanta Merger Sub ("Merger Sub"), a Delaware corporation, and certain stockholders of the Company. The Somanta Merger Agreement provides for the merger of Somanta and Merger Sub, a wholly-owned subsidiary of Pharmaceuticals. As a result of the Somanta Merger Transaction, Somanta will become a wholly-owned subsidiary of Pharmaceuticals. The Company will issue approximately 13,697,834 shares of common stock to the holders of Somanta capital stock in exchange for all of the issued and outstanding capital stock of Somanta and will assume all of the issued and outstanding options to purchase 2,032,166 shares of Somanta common stock along with the existing Somanta equity incentive plan. Therefore, immediately following the closing of the Somanta Merger Transaction, the Company's stockholders will own approximately 3.5% of the outstanding capital stock of Pharmaceuticals and the stockholders of Somanta will own 96.5% of the outstanding shares of capital stock of Pharmaceuticals (on a fully diluted basis).

     The closing of the Somanta Merger is subject to certain conditions. The Somanta Merger Agreement may be terminated if one of several defined actions occurs.

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

     As of September 30, 2005, we had total assets of $9,905 as compared to $19,042 at December 31, 2004 reflecting a decrease of $9,137. As of September 30, 2005, we had total liabilities of $26,625 as compared to $90,981 at December 31, 2004, reflecting a decrease in liabilities of $64,356. This decrease in liabilities was primarily due to the conversion of notes payable into shares of the Company's common stock. Reflecting the foregoing, the financial statements indicate that at September 30, 2005, we had working capital (current assets minus current liabilities) of ($16,720), and at December 31, 2004, we had working capital of ($71,939). At September 30, 2005 we had a deficit in stockholders' equity of ($125,166) compared to a deficit in stockholders' equity of ($101,939) at December 31, 2004.

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

     The financial statements included in this Report reflect general and administrative expenses of $4,827 for the three-month period ended September 30, 2005 versus $1,187 for the comparable three-month period ended September 30, 2004, reflecting an increase of $3,640.

     The Company has never commenced its proposed operations and therefore, has generated no revenues there from.


ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2 - Changes in Securities and Use of Proceeds

     The total number of shares of Common Stock issued and outstanding as of September 30, 2005 was 41,588,235. No new shares were issued during the three months ended September 30, 2005.

ITEM 3 - Defaults Upon Senior Securities

     Not applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

     On September 23, 2005 holders of a majority of our outstanding common stock executed a written consent adopting resolutions that adopt and approve an Agreement and Plan of Merger pursuant to which we will reincorporate and reorganize ourselves from the State of New Jersey into the State of Delaware.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

       32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIBSHMAN OPTICAL CORP.


Date: November 21, 2005                   By: /s/ PASQUALE CATIZONE
                                          --------------------------------------
                                          Pasquale Catizone, President and
                                          Chief Executive Officer



Date: November 21, 2005                   By: /s/ CARMINE CATIZONE
                                          --------------------------------------
                                          Carmine Catizone, Treasurer and
                                          Chief Financial and Accounting Officer