Form 10QSB
period 2006-01-31
Somanta Pharmaceuticals Inc.
filed 2006-03-22
CIK 888671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 2-98395 - NY

SOMANTA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-3559330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19200 Von Karmen Avenue, Suite 400, Irvine, CA  92612
(Address of Principal Executive Offices, including Zip Code)

(949) 477-8090
(Registrant’s telephone number, including area code)

(Registrant’s former name)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   ☒     No:   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No   ☒

          Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,274,534 issued and outstanding as of January 31, 2006.  Preferred Stock, 20,000,000 shares authorized, $0.001 par value per share, 2,000 of which have been designated Series A Convertible Preferred Stock, 592.6318 issued and outstanding as of January 31, 2006.

Transitional Small Business Disclosure Format:  Yes:   ☐     No:   ☒

SOMANTA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The Condensed Consolidated unaudited financial statements of registrant for the three and nine months ended January 31, 2006, follow.

Somanta Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheet

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	January 31, 2006	April 30, 2005

Assets
Current assets:
Cash	$7,201	$102,885
VAT Receivable	1,709	63,580
Prepaid expenses	27,267	8,909
Financing receivable - proceeds from escrow	4,640,000	—

Total current assets	4,676,177	175,374
Office equipment, net of accumulated depreciation of $413 and $36 for the period ended January 31, 2006 and April 30, 2005, respectively	8,550	3,505
Other assets:
Restricted Funds	1,247	—
Deposits	2,700	—

Total other assets	3,947	—
Total assets	$4,688,674	$178,879

Liabilities, Liquidated Damages and Stockholders’ Deficit

Current liabilities:
Accounts payable	$636,513	66,932
Accrued expenses	297,348	53,095
Accrued research and development expenses	261,635	122,205
Due to officer and related party	706,975	49,893
Loan payable - related party	81,000	86,049
Deferred Revenue	8,929	—
Warrant liabilities	2,993,269	—

Total current liabilities	4,985,669	378,174
Series A Convertible Preferred Stock related liquidated damages	320,253	—

Stockholders’ deficit:
Preferred stock - $0.001par value, 20,000,000 shares authorized
Series A Convertible Preferred Stock ($.001 par value, 2,000 shares designated, 592.6318 issued and outstanding as of January 31, 2006)	1	—
Common stock, $.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding as of January 31, 2006, $.01 par value, 15,730,000 shares authorized, 5,816,515 shares issued and outstanding as of April 30, 2005 (pre-merger)	14,275	58,165
Additional paid-in capital	6,328,211	1,539,667
Shares to be issued	—	5,465
Deferred equity-based expense	—	(562)
Accumulated other comprehensive loss-foreign currency translation adjustment	—	(25,931)
Deficit accumulated during development stage	(6,959,735)	(1,776,100)

Total stockholders’ deficit	(617,249)	(199,296)

Total liabilities and stockholders’ deficit	$4,688,674	$178,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months and Nine Months Ended January 31, 2006 and 2005 and for the Period from Inception of Operations
(April 19, 2001) to January 31, 2006
(Unaudited)

					From Inception of Operations (April 19, 2001) to January 31, 2006
	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2005	2006	2005

Revenue	$357	$—	$1,071	$—	$1,071
Operating expenses:
General and administrative	(807,615)	(200,172)	(2,220,102)	(483,057)	(3,445,176)
Research and development	(172,406)	(51,785)	(401,870)	(173,654)	(952,896)

Loss from operation	(979,664)	(251,957)	(2,620,901)	(656,711)	(4,397,001)
Other income (expense):
Interest expense	(1,001,354)	—	(1,016,021)	—	(1,016,021)
Gain on settlement of debt	—	—	5,049	—	5,049
Currency translation loss	(98)	—	(29,196)	—	(29,196)

Loss before income taxes	(1,981,116)	(251,957)	(3,661,069)	(656,711)	(5,437,169)
Income taxes	—	—	(250)	—	(250)

Net loss	$(1,981,116)	(251,957)	$(3,661,319)	$(656,711)	$(5,437,419)
Deemed dividends on convertible preferred stock	(1,522,317)	—	(1,522,317)	—	(1,522,317)
Comprehensive loss-foreign currency translation adjustment	—	(6,207)	—	(6,207)	—

Net loss applicable to common shareholders	$(3,503,433)	$(258,164)	$(5,183,635)	$(662,918)	$(6,959,736)

Net loss per share-basic and diluted	$(0.25)	$(0.04)	$(0.36)	$(0.12)	$(0.54)

Weighted average number of shares outstanding- basic and diluted	14,274,534	5,644,454	14,274,252	5,512,555	12,977,719

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2006 and 2005 and for the Period from Inception of Operations
(April 19, 2001) to January 31, 2006
(Unaudited)

			From Inception of Operations (April 19, 2001) to January 31, 2006
	Nine Months Ended January 31,

	2006	2005

Cash flows provided by (used for) operating activities:
Net loss	$(3,661,319)	$(656,711)	$(5,437,419)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	775	—	811
Amortization of stock based expense	562	20,204	39,520
Write off foreign currency translation adjustment	25,931	—	25,931
Shares issued for services and compensation	—	26,955	219,262
Shares to be issued for services	—	5,465	—
Gain on settlement of debts	(5,049)	—	(5,049)
Options expense	233,310	154,863	490,825
Interest expense related to beneficial conversion feature on convertible note	364,721	—	364,721
Interest expense related to warrants issued on convertible note	514,981	—	514,981
Changes in assets and liabilities: (Increase) decrease in assets -
VAT receivable	61,871	(32,230)	1,735
Restricted Funds	(1,247)	—	(1,247)
Prepaid expenses	(21,058)	(5,795)	(29,696)
Increase (decrease) in liabilities:
Accounts payable	566,430	74,426	627,845
Accrued liabilities	349,638	(38,592)	513,211
Deferred Revenue	8,929	—	8,929
Due to officer and related party	201,607	—	249,976

Net cash used for operating activities	(1,359,918)	(451,415)	(2,415,665)

Cash flows used for investing activities:
Purchase of equipment	(5,820)	—	(9,253)
Cash received from reverse acquisition	219	—	219

Net cash used for investing activities	(5,601)	—	(9,034)

Cash flows provided by financing activities:
Loan payable - related party	—	—	79,402
Loan payment-related party	—	—	(7,367)
Proceeds from convertible note-related party	1,250,000	—	1,250,000
Proceeds from issuance of stock	19,834	416,532	928,125
Cash received for subscription receivable	—	81,465	175,801

Net cash provided by financing activities	1,269,834	497,997	2,425,961

Effect of exchange rate changes on cash	—	8,056	5,938

Increase (decrease) in cash	(95,684)	54,638	7,201
Cash, beginning of period	102,885	150,818	—

Cash, end of period	$7,201	$205,455	$7,201

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Receivable from issuance of convertible preferred stock	$4,640,000	$—	$4,640,000

Issuance of warrants in conjuction with convertible preferred stock	$2,478,288	$—	$2,478,288

Deemed dividends related to convertible preferred stock	$1,522,317	$—	$1,522,317

Conversion of note and accrued interest	$1,286,318	$—	$1,286,318

Liquidated damage related to convertible preferred stock	$320,253	$—	$320,253

Accrued issuance costs related to convertible preferred stock	$411,605	$—	$411,605

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to January 31, 2006 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares to be Issued

	Shares	Amount	Shares	Amount

Balance at April 19, 2001 (Inception)
Shares issued for cash at $.0326			4,299,860	$4,300	$135,680	—
Shares issued for services at $.0139			514,674	515	11,801
Amortization of deferred expense
Comprehensive loss - foreign currency translation adjustment
Net loss for the period from inception to April 30, 2002

Balance at April 30, 2002			4,814,533	4,815	147,481	—
Shares issued for cash at $1.0677			14,601	15	15,575
Shares issued for services at $.0214			219,010	219	4,472
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss - foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003			5,048,144	5,048	167,529	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss - foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004			5,420,541	5,421	813,499	—
Shares issued for cash at $1.3218			374,074	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss - foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005			5,816,515	5,817	1,592,016	5,465
Write off foreign currency translation adjustment (Unaudited)
Shares issued for cash at $1.5656 (Unaudited)			12,669	13	19,821
Shares issued for prior service (Unaudited)			3,650	4	5,462	(5,465)
Amortization of deferred expense (Unaudited)
Options issued for services (Unaudited)					233,310
Reverse acquisition between Bridge Oncology & Somanta Limited (unaudited)			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing (unaudited)					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $437,169) (unaudited)	464.0000	0.4640			4,202,831
Convertible Series A Shares issued on conversion of notes payable (unaudited)	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares (unaudited)					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock (unaudited)					(429,757)
Discount on warrant issued with Convertible Series A Prefered stock (unaudited)					(2,048,531)
Temporary equity provision for liquidated damages					(320,253)
Reverse acquisition between Hibshmann & Somanta Limited (unaudited)			576,700	577	(7,708)
Net loss for the period ended January 30, 2006 (unaudited)

Balance at January 31, 2006 (Unaudited)	592.6318	0.5926	14,274,534	$14,275	$6,328,211	$—

	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss- Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)

Balance at April 19, 2001 (Inception)
Shares issued for cash at $.0326	$(97,245)	$—	$—	$—	$42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss - foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,602)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss - foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,045)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,769
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss - foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,113
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss - foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005		(562)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment (Unaudited)			25,931		25,931
Shares issued for cash at $1.5656 (Unaudited)					19,834
Shares issued for prior service (Unaudited)
Amortization of deferred expense (Unaudited)		562			562
Options issued for services (Unaudited)					233,310
Reverse acquisition between Bridge Oncology & Somanta Limited (unaudited)					(84,470)
Beneficial conversion feature associated with convertible debt financing (unaudited)					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $437,169) (unaudited)					4,202,831
Convertible Series A Shares issued on conversion of notes payable (unaudited)					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares (unaudited)					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock (unaudited)					(429,757)
Discount on warrant issued with Convertible Series A Prefered stock (unaudited)					(2,048,531)
Temporary equity provision for liquidated damages					(320,253)
Reverse acquisition between Hibshmann & Somanta Limited (unaudited)					(7,131)
Net loss for the period ended January 30, 2006 (unaudited)				(5,183,635)	(5,183,635)

Balance at January 31, 2006 (Unaudited)	$—	$—	$—	$(6,959,735)	$(617,249)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SOMANTA PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

Organization

Somanta Pharmaceuticals, Inc. is a Delaware corporation that was formed for the purpose of effecting the reincorporation of Hibshman Optical Corp., a New Jersey corporation, into the State of Delaware and for the purpose of consummating a business combination via a reverse merger of Somanta Incorporated and Hibshman Optical Corp.  Pursuant to this reverse merger, Somanta Incorporated became the wholly-owned subsidiary of Somanta Pharmaceuticals, Inc. and the sole operating subsidiary of Somanta Pharmaceuticals, Inc.  For financial reporting purposes, this transaction has been reflected in the accompanying financial statements as a recapitalization of Somanta Incorporated and the financial statements of Somanta Pharmaceuticals, Inc. reflect the historical financial information of Somanta Incorporated.  References herein to the “Company” or “Somanta” are intended to refer to each of Somanta Pharmaceuticals, Inc. and its wholly owned subsidiary Somanta Incorporated, as well as Somanta Incorporated’s wholly-owned subsidiary Somanta Limited.

Hibshman was originally incorporated in the State of New Jersey in 1991 under the name PRS Sub I, Inc.  The name subsequently changed to Service Lube, Inc., then to Fianza Commercial Corp. and then to Hibshman Optical Corp.  The business plan since that time had been to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

Somanta Incorporated was incorporated as Somantis Limited under the laws of England and Wales on April 19, 2001.  Somantis Limited changed its name to Somanta Limited on March 14, 2005, and performed business as a United Kingdom entity through the fiscal year ending April 30, 2005.  On August 22, 2005, Somanta Limited became a wholly owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation, pursuant to a share exchange with BOPI (see Note 11); however, Somanta Limited was deemed the accounting acquirer in this share exchange transaction.  On August 24, 2005, the name of BOPI was changed to Somanta Incorporated.

Somanta Pharmaceuticals, Inc. is a development stage biopharmaceutical company engaged in the development of drugs for the treatment of cancer. The Company has in-licensed five drug development candidates from academic and research institutions in the United States and Europe designed for use in anti-cancer therapy in order to advance them along the regulatory and clinical pathways toward commercial approval. The Company intends to obtain approval from the United States Food and Drug Administration (“FDA”) and from the European Medicines Evaluation Agency (“EMEA”) for the products.

Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through January 31, 2006. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2005, and 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and the nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2006.

The Company reported a net loss of $3,661,319 and net loss applicable to common shareholders of $5,183,635 for the nine month period ended January 31, 2006. The net loss from date of inception, April 19, 2001 to January 31, 2006, totaled $5,437,419 (net loss applicable to common shareholders of $6,959,736). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through January 31, 2006, a significant portion of the Company’s financing has been through private sales of capital stock.  The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

The Company does not expect to have sufficient cash to fund operations through the first quarter of the fiscal year beginning May 1, 2006, given the current and desired pace of clinical development of its product candidates.  If cash reserves are not sufficient to sustain operations during that period, management plans to raise additional capital by selling shares of capital stock or other securities. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reclassifications

For comparative purposes, prior periods’ consolidated financial statements have been reclassified to conform with report classifications of the current period.

Accounting for stock-based compensastion

The Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively for all employee options granted, modified, or settled after May 1, 2003. In accordance with FASB Statement No. 123, the Company has expensed the fair value of the vested options during its fiscal year beginning May 1, 2005.  The fair value was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor which ranged from zero to 101.80%, risk-free interest rates prevailing at the option grant dates which ranged from 4.12% to 4.74%, and expected option lives ranging from 3.9 to 7.0 years.  The amounts recorded as expense in nine month period ended January 31, 2006 and 2005, were $233,310 and $154,864, respectively. The amounts recorded as expense for three months ended January 31, 2006 and 2005 were $64,817 and $97,075, respectively. As of January 31, 2006, there were 3,831,849 options issued or outstanding.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential dilutive convertible shares and stock options or warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive convertible shares, stock options and warrants as of January 31, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	2006	2005

Convertible preferred stock	9,877,194	—
Stock options	3,831,849	2,204,701
Warrants	6,802,839	—
Total	20,511,882	2,204,701

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

SFAS 123R will be effective for our fiscal quarter beginning May 1, 2006, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. Management is currently evaluating the impact SFAS 123(R) will have on the financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 and SFAS 123(R) will have on the financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company’s financial statements.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c.  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e.  Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

2. SIGNIFICANT CONTRACTS AND LICENSES

The School of Pharmacy, University of London (“SOP”)

On September 21, 2005, SOP agreed to assign to the Company the rights to a patent on di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug.  The Company agreed to (a) assign the patent back to SOP if the Company was unable to complete a substantial funding by December 31, 2005, (b) allow the lead inventor to retain non-commercial research rights, (c) use best efforts to initiate a research and development agreement with the lead inventor to advance the development of the associated drug candidates, and (d) pay royalties on future sales of products covered by the patent. The know-how license became effective on the date the option was exercised.

Immunodex

On August 16, 2005, Somanta Incorporated and Immunodex entered into a patent know-how and exclusive sublicense agreement.  In August 2005, the Company made a deposit of $150,000 into an escrow account pursuant to this agreement. This amount was presented as restricted funds in the consolidated balance sheet for the period ended October 31, 2005.  In December 2005, this $150,000 was released from escrow and paid to Immunodex and recorded as R & D expense, based on the successful completion of the huBrE-3 mAb testing.

3. SHARE EXCHANGE AGREEMENT AND PLAN OF MERGER AGREEMENT

On August 22, 2005, Somanta Limited, a company organized under the laws of England and Wales, became a wholly-owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation pursuant to a share exchange with BOPI.  BOPI was formed in February 2005, and its only operation was to in-license a drug development candidate for development outside the United States and Canada.

Under the terms of a Share Exchange Agreement by and among BOPI, Somanta Limited, and the shareholders and option holders of Somanta Limited, BOPI (i) issued 5,832,834 shares of BOPI to the twenty-five holders of 79,898,686 ordinary shares of Somanta Limited and (ii) issued substitute options to purchase 2,032,166 shares of BOPI to the eleven holders of Somanta Limited options covering 27,836,800 ordinary shares of Somanta Limited. The exchange ratio in the share exchange was 1 share of BOPI for each 13.698 shares of Somanta Limited. As a result of this share exchange, the shareholders of Somanta Limited owned 50% of the fully diluted ownership of BOPI, and the holders of BOPI owned the remaining 50%.

Somanta Limited options were all priced at 5 pence pursuant to Somanta Limited’s Board resolution dated May 18, 2005. These option grant prices were then converted into US dollars at the exchange rate on June 13, 2005, to $0.09 per share.  After the exchange ratio from the share exchange was applied, these options now have an exercise price of $1.232828 per share for each BOPI option issued in the share exchange.

The acquisition was accounted for as a reverse acquisition, whereby Somanta Limited was deemed to have acquired BOPI.  Accordingly, the historical financial statements of Somanta Limited became the historical financial statements of BOPI after this transaction. The consolidated statements of operations for the period ended January 31, 2006 include the operating results of Somanta Limited up to August 22, 2005, the closing date of the acquisition, and then include the operating results of BOPI from August 22, 2005 to January 31, 2006. In accounting for this transaction, since Somanta Limited is deemed to be the purchaser and surviving company, its net assets have been included in the consolidated balance sheets at their historical book values.

On August 24, 2005, the name of BOPI was changed to Somanta Incorporated (“SI”).

On September 7, 2005, SI entered into a letter of intent to effect a merger with Hibshman Optical Corp (“Hibshman”), a New Jersey corporation, and a public reporting company that did not have a market for its common stock.  Hibshman was formed in 1991 under the name PRS Sub I, Inc., as a subsidiary of People Ridesharing Systems, Inc. (“PRS”), a public corporation that had filed for Bankruptcy in 1989. In March 1992 the name of PRS Sub I was changed to Service Lube, Inc., in anticipation of becoming an operating business. In April 1992 the name was changed to Fianza Commercial Corp. Again in April 1992 the name was changed to Hibshman. Hibshman never had an operating business, its stock never traded publicly, and its shareholders never received stock certificates evidencing the shares each such stockholder was issued in the People Ridesharing bankruptcy.

On September 27, 2005, Hibshman, pursuant to an action taken by the written consent of its board and shareholders, adopted an Agreement and Plan of Merger to effect the reincorporation of Hibshman into Delaware prior to the merger with SI.  Hibshman formed a new Delaware corporation which was a wholly owned subsidiary of Hibshman (“Delaware NewCo”).  At the closing of the reincorporation, Hibshman merged into Delaware NewCo and each outstanding Hibshman share was exchanged for .01305340 of Delaware NewCo shares with each registered holder of a fractional share being issued 50 Delaware NewCo shares in lieu of such fractional share.  Delaware NewCo was the surviving entity and the successor issuer under the Exchange Act and had outstanding approximately 576,700 shares.  Delaware NewCo was named “Somanta Pharmaceuticals, Inc.”

On January 31, 2006, pursuant to an Agreement and Plan of Merger by and among Delaware NewCo, SI, and Somanta Merger Sub (“Merger Sub”), a wholly-owned subsidiary of Delaware NewCo, SI merged with Merger Sub and became a wholly-owned subsidiary of Delaware NewCo.  In connection with this merger transaction, Delaware NewCo issued to the holders of SI capital stock an aggregate of 13,697,834 shares of Delaware NewCo common stock and assumed the SI 2005 Equity Incentive Plan and all options outstanding thereunder which options became options to purchase 3,831,864 shares of Delaware NewCo common stock.  As a result, (i) the shareholders and optionholders of SI owned approximately 97% of the total outstanding common stock of Delaware NewCo on a fully diluted basis, (ii) Delaware NewCo assumed the SI 2005 Equity Incentive Plan and reserved 8,000,000 common shares for issuance under the Plan, and (iii) Delaware NewCo changed its name to Somanta Pharmaceuticals, Inc.

To summarize, Hibshman has merged into Delaware NewCo, which changed its name to Somanta Pharmaceuticals, Inc.  Somanta Pharmaceuticals created a subsidiary known as Merger Sub.  Merger Sub merged into Somanta Incorporated and Somanta Incorporated became the wholly-owned subsidiary of Somanta Pharmaceuticals, Inc.

4. CONVERTIBLE NOTE PAYABLE

On August 23, 2005, Bridge Oncology Products, Inc. (“BOPI”) issued a $1,000,000 secured convertible note to SCO Capital Partners LLC (“SCO”).  The note is secured by BOPI’s assets, carries an annual interest rate of 7.5%, and was due at the earlier of (i) BOPI’s completion of a qualified equity financing of at least $10,000,000 or (ii) August 23, 2006.  SCO had the option to be repaid in cash or to convert the debt into the shares of a qualified equity financing at the lowest price paid by institutional investors.

On November 7, 2005, SCO agreed to expand its secured convertible note to SI from $1,000,000 up to $1,250,000. Under the terms of the revised arrangement with SI, the security and interest rate remained unchanged.  The terms were amended to require repayment at the earlier of (i) SI’s completion of an equity financing of at least $5,000,000 or (ii) February 28, 2006.  Consistent with the secured convertible note above, SCO had the option to be repaid in cash or to convert the debt into the shares of a qualified equity financing at the lowest price paid by institutional investors.

In addition, for each $50,000 borrowed on the additional $250,000 line of credit, the Company agreed to issue a six-year warrant to purchase 173,307 shares of common stock in the amount of 1% of the Company’s fully diluted common shares outstanding at an exercise price of $0.01 per share.  SI has drawn an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and has issued warrants to purchase a total of 866,534 shares of common stock to SCO. These warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share.  None of the warrants have been exercised as of January 31, 2006.

These warrants have registration rights for the underlying shares. The investor rights agreement for the warrant requires the Company pay a penalty in cash as liquidated damages if the underlying shares are not registered in a Registration Statement and such Registration Statement is not declared effective on or prior to the 90th day following the initial closing date. The Company will be required to pay, in cash, liquidated damages for such failure, equal to 1% of the holder’s subscription amount.  Pursuant to Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the warrants at the issuance was recorded as a warrant liability, as 1) the shares are required to be registered and 2) net cash settlement could occur.  EITF 00-19 provides that contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the Company. The warrant agreements require net cash settlement, at the option of the holders, in the event the Company fails to issue and deliver common stock on exercise of the warrants within three business days of receipt of a written exercise notice by a holder and the holder purchases shares of common stock to deliver in satisfaction of a sale of the shares of warrants stock which the holder anticipated to receive upon exercise.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the convertible note payable had a non-cash beneficial conversion feature of $364,721, which was determined once the qualified equity financing was finalized. The beneficial conversion feature was calculated when the contingency of conversion was resolved and was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $514,981 to the debt as debt discount and the fair value of the Company’s common stock of $0.60 per share.  The value of the Company’s common stock was based on the value of common stock obtained through independent sales of common stock.  The proceeds of $1,250,000 on the note were recorded net of the discount of $364,721 on account of the beneficial conversion feature and discount of $514,981 on account of the full fair value of the warrants. In conjunction with the private placement (Note 5), the debt and accrued interest was converted into 128.6318 shares of Series A Convertible Preferred Stock. The discounts on account of the beneficial conversion feature and fair value of the warrants have been recognized as additional interest expense on conversion.

5. PRIVATE PLACEMENT

On January 31, 2006, Somanta Pharmaceuticals, Inc. completed a private placement of 592.6318 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) at a price of $10,000 per share, including six-year warrants to purchase an additional 4,938,598 shares of its common stock.  Gross proceeds to Somanta were $4,640,000, including $3,671,209 in cash, payments to various vendors amounting $968,791, which included cash payment of $624,105 to SCO Securities, LLC, its placement agent.  This private placement also gave effect to the conversion amount of $1,286,318, representing the value of the converted note of $1,250,000 (Note 4) and the associated accrued interest of $36,318. As of January 31, 2006, the $4,640,000 was recorded in the financial statements as a receivable from escrow.

The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share.   The warrants expire on January 31, 2012.  None of the warrants have been exercised as of January 31, 2006.

Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum. Dividends will accrue and will be cumulative from the date of issuance, whether or not earned or declared by the Board of Directors. Dividends can be paid at the Company’s option either in cash or shares of the Company’s common stock on April 30 and October 31 of each year.  The holders of the Series A Preferred stock have full voting rights and powers, subject to the Beneficial Ownership Cap, equal to the voting rights and powers of the Common stock holders.

The Series A Preferred stockholders have a liquidation preference, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, senior to the holders of common stock in an amount equal to $10,000 per share of preferred stock plus any accumulated and unpaid dividends on the preferred stock.  In the alternative, the holders of the Series A Preferred may elect to receive the amount per share that would be distributed among the holders of the preferred stock and common stock pro rata based on the number of shares of the common stock held by each holder assuming conversion of all preferred stock, if such amount is greater than the amount such holder would receive pursuant to the liquidation preference. A change of Control of the Corporation will not be deemed a liquidation.

The Series A Preferred Stock is not redeemable for cash.  The holder of any share or shares of Series A Preferred can, at the holder’s option, at any time convert all or any lesser portion of such holder’s shares of Series A Preferred stock into such number of shares of common stock as is determined by dividing the aggregate liquidation preference of the shares of preferred stock to be converted plus accrued and unpaid dividends thereon by the conversion value then in effect for such Preferred Stock (“Conversion Value”). The Company can, on the occurrence of a conversion triggering event, elect to convert all of the outstanding preferred stock into common stock. A conversion triggering event is (i) a time when the registration statement covering the shares of common stock into which the Series A Preferred is convertible is effective and sales may be made pursuant thereto or all of the shares of common stock into which the Series A Preferred is convertible may be sold without restriction pursuant to Rule 144(k) promulgated by the SEC and the daily market price of the common stock, after adjusting for stock splits, reverse splits, stock dividends and the like is $5 or more for  a period of 30 of the immediately preceding 60 consecutive trading days and the volume of common stock traded on the applicable stock exchange on each such trading day is not less than 100,000 shares, or (ii) a time when the Company consummates a sale of common stock in a firm commitment underwritten public offering in which the offering price before deduction of expenses of the common stock is greater than 200% of the Conversion Value and the aggregate gross proceeds of the offering to the Company are greater than $25 million.

All the outstanding preferred stock will be automatically converted to common stock upon an occurrence of a qualified change of control provided that upon consummation of a qualified change of control the holders of the shares issuable on automatic conversion shall be entitled to receive the same per share consideration as the qualified change of control transaction consideration. The holders of the Series A Preferred may require the Company to redeem the shares upon the Company’s failure or refusal to convert any shares of Preferred Stock in accordance with the terms of issue, or by providing a written notice to that effect.

The Series A Preferred has been classified as equity, as the Series A Preferred stock is not redeemable.  In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, the Company has determined that the Series A Preferred had a beneficial conversion feature of $1,522,317 as of the date of issuance. As such, the Company recorded a non-cash deemed dividend of $1,522,317 resulting from the difference between the conversion price determined after allocation of the full fair value of the warrants of $0.45 and the fair value of common stock of $0.60. The carrying value of the Series A Preferred of $5,926,318 was recorded net of the deemed dividend of $1,522,317 and a discount of $2,048,531 on account of the full fair value of the warrants.

< p align="justify">The holders of the Series A Preferred and warrants have registration rights which obligate the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the Series A Preferred and the common stock issuable upon exercise of the warrants (as well as certain other securities of the Company) within 30 days after the closing of the private placement. In the event the registration statement is not filed within such thirty day period or if the registration statement is not effective within 120 days after the date it is filed, or a registration statement, once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, liquidated damages for such failure, equal to 1% of the holders of the Series A Preferred investment amount for each thirty day period in which the registration statement is not filed or effective, or maintained effective, as the case may be. The Company has filed the registration statement with the SEC but it has not yet been declared effective.  This penalty obligation expires on January 31, 2007.

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction.  Accordingly, the Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly.  Based on this, the Company recorded $320,253 for the penalty related to the Series A Preferred, referred to as liquidated damages, as reduction to the value of Series A Preferred classified as temporary equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities.  Pursuant to View A, the value of the liquidated damages has been included in the value recorded for the warrants.  This classification will be reassessed at each reporting period, in accordance with EITF 00-19.  The total maximum amount of cash payments that could be payable under the registration rights agreement is $482,007, based on an expiration date of January 31, 2007.

The Company also issued six year warrants to its placement agent to purchase 987,720 common shares at $0.60 per share to SCO Securities LLC, as part of the success fees of 10% of the aggregate value of the transaction at sales price of common stock. These warrants are immediately exercisable upon issuance. The fair value of these warrants at the date of issue was estimated to be $0.44 per share and has been recorded as issuance costs and offset against the proceeds of the Series A Preferred.

The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.50%, no dividend yield, volatility factors of 81.89% and 97.24%, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years.

The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19 as described in Note 4.

The fair value of the warrants will be reassessed at the end of each reporting period, with changes in fair value reported in earnings and disclosed in the financial statements as long as these are outstanding.

The following table summarizes the activity for warrants issued during the nine month period ended January 31, 2006.

	Number of shares	Weighted Average Exercise Price

Balance-April 30, 2005	—	—
Granted	6,802,838	0.64
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance -January 31, 2006	6,802,838

The following table summarizes information about warrants outstanding as of January 31, 2006.

Warrants Outstanding		Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01	866,534	5.83	$0.01	866,534	$0.01
0.60	987,720	6.00	0.60	987,720	0.60
0.75	4,938,597	6.00	0.75	4,938,597	0.75
2.25	9,987	4.35	2.25	9,987	2.25

6. EMPLOYMENT AND CONSULTING AGREEMENTS

In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors.

In January 2006, the Company entered into an employment agreement with the Company’s Chief Financial Officer (“CFO”).  Under the agreement, the CFO is to be paid an annual base salary of $215,000 and also entitled to receive an annual bonus and additional stock option grants at the discretion of the Company’s board of directors.

One of the Company’s former directors and a current consultant resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. Concurrently he entered into a consulting arrangement with the Company under which he is paid $5,000 per month.

The Company’s former CFO resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology.  In January 2006, he entered into a consulting arrangement with the Company under which he is paid $5,000 per month retroactive to June 2005.

In November 2005, the Company entered into two consulting agreements; one for the management of the Company’s pre-clinical and manufacturing activities and the other for the management of the Company’s clinical activities.  Under the terms of the contracts, which extend through December 31, 2006, the consultants are paid at an annual rate of approximately $156,000 and $278,000, respectively, and are eligible for performance bonuses.

7. STOCK COMPENSATION

The Board of Directors adopted and the stockholders approved the 2005 Equity Incentive Plan in June 2005.  The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to its future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends.  Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee.  There are 8,000,000 shares reserved for grants of options under the plan, of which 2,204,701 have been issued as substitutions (with exact same terms) for the 2,204,701 previously issued options outstanding as of April 30, 2005. Stock options vest pursuant to individual stock option agreements.  No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant.  The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on August 31, 2015.

The following table summarizes activity for stock options issued to employees and directors for the nine month period ended January 31, 2006 (unaudited):

	Shares	Wtd. Avg. Exercise Price

Outstanding April 30, 2005	2,204,701	$1.23
Granted	1,773,155	$.60
Exercised	—
Forfeited	146,007	$1.23
Expired	—
Outstanding January 31, 2006	3,831,849	$.94

The following table summarizes information about Company stock options outstanding as of January 31, 2006 (unaudited):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contr. Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Exercise Price

$.60-$1.23	3,831,849	8.1 years	$.94	2,055,096	$1.18

8. RELATED PARTY TRANSACTIONS

Due to Officer

The Company accrued compensation to an officer amounting to $135,616 as of January 31, 2006.

Loan Payable, Related Party

The Company has a loan payable to its president and CEO in the amount of $86,049, which is interest free and payable in full on the completion of a significant financing. A declaration in the Share Exchange Agreement defines the balance owing on the Company’s short term note to its president and CEO as $81,000 and prohibits repayment of the note in shares of Somanta. The difference of $5,049 was recorded as a gain on settlement of debt.

9. SUBSEQUENT EVENTS

Significant Contracts and Licenses

The School of Pharmacy, University of London

In February, 2006, SOP waived the condition in its patent rights agreement that the Company assign the patent back to SOP if the Company was unable to complete a substantial funding by December 31, 2005.

Immunodex / Restricted Funds

In February, 2006, the Company made another deposit of $150,000 into an escrow account based on  the Patent and Know-how agreement relating to the huMc-3 mAb.(see Note 2)

Private Placement

On March 2, 2006 the Company filed a registration statement to register the shares related to the Private Placement.

Employment and Consulting Agreements

On February 27, 2006, the Company terminated the consulting arrangement it had entered into with a former director and consultant.

Related Party Transactions

In February 2006, the Company paid all its accrued compensation owing to an officer and repaid the $81,000 loan payable to its president and CEO.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related footnotes.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements appear in a number of places in this report and include all statements that are not historical facts.  Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company’s strategies and plans for operations and growth.  Other forward-looking statements relate to trends affecting the Company’s financial condition and results of operations, and the Company’s anticipated capital needs and expenditures.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the SEC, including the Company’s Registration Statement on Form SB-2 (No:  333-127838).

Overview

Three Months Ended January 31, 2006 Compared With Three Months Ended January 31, 2005

For the three months ended January 31, 2006, the Company recognized revenue in the amount of $357 (unaudited) related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.  No revenue was recognized for the three month period ended January 31, 2005.

The Company’s net loss applicable to common share holders was $3,503,433 (unaudited) for the three months ended January 31, 2006 versus $258,164 (unaudited) for the three months ended January 31, 2005, an increase of $3,245,269.  This increase is primarily due to increases in Operating Expenses, Interest Expense, and the Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 5, Private Placement, above).

Operating Expenses were $980,021 for the three months ended January 31, 2006, versus $251,957 for the three months ended January 31, 2005, an increase of $728,064.  This increase is primarily due to an increase in General and Administrative (“G&A”) expenses, and an increase in Research and Development (“R&D”) expenses.

G&A expenses were $807,615 for the three months ended January 31, 2006, versus $200,172 for the three months ended January 31, 2005, an increase of $607,443.  This increase reflects primarily:

•

an increase in legal expenses of $121,378, audit expenses of $98,046, investor relations and printing expenses of $50,044, and accounting expenses of $44,098, all related to the Company’s preparation for the expected reincorporation described above in Footnote 3, Share Exchange Agreement and Plan of Merger Agreement and for the expected sale of unregistered equity securities described above in Note 5, Private Placement.

•	an increase in licensing fees of $150,000 for a required payment in accordance with the Company’s agreement with Immunodex (see Note 2, above, Significant Contracts and Licenses).

•	an increase in payroll expenses of $72,231 for the compensation of newly-hired officers who were not on the Company’s payroll in the quarter ended January 31, 2005.

•	an increase in non-cash options expense of $24,881 to record the non-cash value of stock options issued to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in travel expenses of $24,383 related to the overall increase in the level of the Company’s business activity.

R&D expenses were $172,406 for the three months ended January 31, 2006, versus $51,785 for the three months ended January 31, 2005, an increase of $120,621.  This increase reflects primarily:

•	an increase in consulting expenses of $72,834 related to the costs of two principal consultants contracted to oversee the Company’s pre-clinical and clinical development.

•	an increase in preclinical expenses of $80,715 related to the Company’s significant increase in development work on Phoenix and Alchemix.

•

a decrease in the non-cash options expense required by Statement of Financial Accounting Standards 123 of $40,098 related to the company’s current cessation of the practice of issuing equity for services and to the completion of the expensing of options issued to a former director and consultant.

Interest expenses were $1,001,354 for the three month period ended January 31, 2006.  There were no interest expenses for the three month period ended January 31, 2005.  The interest expense for the 2006 period includes the following items related to the Company’s secured convertible note issued to SCO (see Note 4, Convertible Note Payable):

•	$514,981, representing the non-cash expense required by Statement of Financial Accounting Standards 123 for the fair value of the warrants issued in connection with the note.

•	$364,721, representing the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the note.

•	$100,000, reflecting the fee paid to SCO for issuing the note.

•

$21,652, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Preferred in connection with the Company’s private placement of the stock (see Note 5, Private Placement).

The Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 5, Private Placement, above) was $1,522,317.  There was no such expense in the nine month period ended January 31, 2005.  The Dividend for the 2006 period reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A Preferred.

Nine Months Ended January 31, 2006 Compared With Nine Months Ended January 31, 2005

For the nine months ended January 31, 2006, the Company recognized revenue in the amount of $1,071 (unaudited) related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.  No revenue was recognized for the nine month period ended January 31, 2005.

The Company’s net loss applicable to common shareholders was $5,183,635 (unaudited) for the nine months ended January 31, 2006 versus $662,918 (unaudited) for the nine months ended January 31, 2005, an increase of $4,520,717.  This increase is primarily due to increases in Operating Expenses, Interest Expense, and the Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 5, Private Placement, above).

Operating Expenses were $2,621,972 for the nine months ended January 31, 2006, versus $656,711 for the nine months ended January 31, 2005, an increase of $1,965,261.  This increase is due to an increase in both G&A expenses and R&D.

G&A expenses were $2,220,102 for the nine months ended January 31, 2006, versus $483,057 for the nine months ended January 31, 2005, an increase of $1,737,045.  This increase reflects primarily:

•

an increase in licensing fees of $495,358, due to required payments of $450,000 in accordance with the Company’s agreement with Immunodex (see Note 2, above, Significant Contracts and Licenses) and to a required payment of $45,358 in accordance with the Company’s agreement with the School of Pharmacy, University of London.

•

an increase in legal expenses of $460,809, in audit expenses of $157,018, in accounting expenses of $79,233, and in investor relations and printing expenses of $71,024, all related to the Company’s preparation for the expected reincorporation and expected sale of unregistered equity securities described above.

•	an increase in payroll expenses of $162,362 for the compensation of newly-hired officers who were not on the Company’s payroll in the nine months ended January 31, 2005.

•	an increase in non-cash expenses of $138,163 to record the non-cash value of stock options issued to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in consulting expenses of $63,908, primarily related to fees for a financial consultant and for the Executive Chairman.

•	an increase in travel expenses of $57,483 related to the overall increase in the level of the Company’s business activity.

•	an increase in insurance expenses of $40,241 related to the establishment of a comprehensive insurance program.

R&D expenses were $401,870 for the nine month period ended January 31, 2006, versus $173,654 for the nine month period ended January 31, 2005, an increase of $228,216.  This increase reflects primarily:

•	an increase in consulting expenses of $188,575, related to the costs of two principal consultants contracted to oversee the Company’s pre-clinical and clinical development.

•	an increase in preclinical expenses of $46,433 related to the Company’s significant increase in development work on Phoenix and Alchemix.

Interest expenses were $1,016,021 for the nine month period ended January 31, 2006.  There were no interest expenses for the nine month period ended January 31, 2005.  The interest expense for the 2006 period includes the following items related to the Company’s secured convertible note issued to SCO (see Note 4, Convertible Note Payable):

•	$514,981, representing the non-cash expense required by Statement of Financial Accounting Standards 123 for the fair value of the warrants issued in connection with the note.

•	$364,721, representing the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the note.

•	$100,000, reflecting the agent fee paid to SCO for issuing the note.

•

$36,319, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Preferred in connection with the Company’s private placement of the stock (see Note 5, Private Placement).

The Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 5, Private Placement, above) was $1,522,317.  There was no similar expense in the nine month period ended January 31, 2005.  The Dividend for the 2006 period reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A Preferred.

Liquidity and Capital Resources

          Since inception, we have funded our operations primarily through sales of our equity and debt securities.  As of January 31, 2006, we had received $1,103,926 (unaudited) in net proceeds from sales of our equity securities and approximately $1,329,402 (unaudited) in debt financing.  As of January 31, 2006, the $4,640,000 of gross proceeds from our private placement of Series A Preferred was recorded in our financial statements as a receivable from escrow.  A portion of the debt financing was repaid in prior fiscal years.  The balance was repaid at January 31, 2006.

          As of January 31, 2006, we had approximately $7,201 (unaudited) in cash, cash equivalents compared to $102,885 at April 30, 2005, the end of our most recent fiscal year.

          On August 23, 2005, we received  $1,000,000 in net proceeds from a debt financing. We issued a $1,000,000 secured convertible note to SCO.  The note was secured by the Company’s assets, carried an annual interest rate of 7.5%, and was due at the earlier of (i) the Company’s completion of an equity financing of at least $10,000,000 or (ii) August 23, 2006.  SCO has the option to be repaid in cash or to purchase shares of the financing at the lowest price paid by institutional investors.

          On November 7, 2005, we and SCO agreed to expand this facility up to $1,250,000. Under the terms of the revised arrangement, the security and interest rate remained unchanged.  The terms were amended and restated to require repayment at the earlier of (i) the Company’s completion of an equity financing of at least $5,000,000 or (ii) February 28, 2006.  In addition, for each $50,000 borrowed on the additional $250,000 line of credit, the Company agreed to issue a six-year warrant to purchase shares of common stock at $0.01 per share in the amount of 1% of the Company’s fully diluted common shares outstanding.  The Company drew an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and has issued warrants to purchase 866,534 shares for $0.01 per share.

Net cash used in operating activities for the nine months ended January 31, 2006, totaled $1,359,918 (unaudited) and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses.  In liabilities, our accounts payable increased $566,430, our accrued liabilities increased $349,638, and our liabilities due to an officer and a related party increased $201,607 as a part of our preparation for our re-incorporation and private placement.  Our non-cash expenses included interest expense of $514,981 for the value of warrants related to the Company’s secured convertible note, interest expense of $364,721 for the value of beneficial conversion feature of secured convertible note and options expense of $233,310 to record the value of options issued to officers and directors.

Net cash used in operating activities for the nine months ended January 31, 2005, totaled $451,415 (unaudited) and was used to fund our net losses in the period, which were partly offset by increases in accounts payable of $74,426 due to an increased level of business activity and in options expense of $154,863 to record the value of options issued to officers and directors.

For the nine months ended January 31, 2006 the Company used $5,820 (unaudited) in investing activities, consisting of the acquisition of computer equipment.  For the nine months ended January 31, 2005, the Company had no investing activities.

For the nine months ended January 31, 2006, the Company generated $1,269,834 (unaudited) of cash from financing activities, primarily $1,250,000 from the secured convertible note issued to SCO mentioned above, as well as the sale of equity to a private investor.

For the nine months ended January 31, 2005, the Company generated $497,997 (unaudited) of cash from financing activities through the sale of equity to private investors.

We have consumed substantial amounts of capital since our inception.  We do not believe our existing cash resources, including the net proceeds from our private placement in January, 2006 will be sufficient to fund our anticipated cash requirements beyond the first quarter of the fiscal year beginning May 1, 2006.  We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of drug candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our drug candidates or technology to third parties.  We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Intangible Assets – Patents and Licenses

All patent and license costs are charged to expense when incurred.

Stock Based Compensation

The Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively for all employee options granted, modified, or settled after May 1, 2003. Options under the Company’s plans vest over periods ranging from immediate to 27 months.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

SFAS 123R will be effective for our fiscal quarter beginning May 1, 2006, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. Management is currently evaluating the impact SFAS 123(R) will have on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to accruals, valuation of stock options and warrants, and income taxes (including the valuation allowance for deferred taxes). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Research and Development

All research and development costs consist of expenditures for royalty payments, licensing fees, and contracted research by third parties.

ITEM 3.  CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman, CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the CEO and CFO concluded that as of January 31, 2006 our disclosure controls and procedures were effective.

(b) There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in various disputes regarding our business; however, we do not believe that the ultimate resolution of any such dispute will be material to our business, financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2006 (Commission File No. 2-98395-NY).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

(a)  Exhibits

Exhibit Number	Title of Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: March 22, 2006	By:	/s/ Terrance J. Bruggeman

Terrance J. Bruggeman
Executive Chairman

	By:	/s/ David Kramer

David Kramer
Chief Financial Officer