Form 10KSB
period 2006-04-30
Somanta Pharmaceuticals Inc.
filed 2006-07-19
CIK 888671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Amendment No.     )

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-20297

SOMANTA PHARMACEUTICALS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-3559330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman Avenue, Suite 400 Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 477-8090

Securities registered under Section 12(b) of the Act: None

Title of each class: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Revenues for the issuer’s fiscal year ended April 30, 2006 were $1,428.

The aggregate market value of the voting and non voting common equity held by non affiliates of the registrant on July 1, 2006, was $2,023,782.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at April 30, 2006 was 14,274,534.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-KSB

i

FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for fiscal 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

•	our ability to raise capital to finance our growth;

•	our ability to attract and retain key personnel;

•	general economic and business conditions;

•	the impact of technological developments and competition;

•	our expectations and estimates concerning future financial performance and financing plans; and

•	the impact of current, pending or future legislation and regulation on the biopharmaceutical industry and other risks disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

You should read this report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART 1

As used herein, the term “We”, “Our”, “Us,” “Company” or “Somanta” refer to Somanta Pharmaceuticals, Inc. and its subsidiaries taken as a whole.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We are a biopharmaceutical company engaged in the development of drugs primarily for the treatment of cancer. We in-license substances designed for anti-cancer therapy in order to advance them along the regulatory and clinical pathway toward commercial approval. Our licenses are generally worldwide in scope and territory, with the exception of our license for Sodium Phenylbutyrate which is worldwide, excluding the U.S. and Canada. We use our expertise to manage and perform what we believe are the most critical aspects of the drug development process which includes the design and conduct of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with drug regulatory authorities internationally. We concentrate on drug development and engage in a very limited way in drug discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. We intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to experienced and qualified third parties.

We were originally incorporated in New Jersey in 1991 under the name PRS I, Inc. We subsequently changed our name to Service Lube, Inc., then to Fianza Commercial Corp. and then to Hibshman Optical Corp. Neither PRS I, Inc., nor Service Lube, Inc., nor Fianza Commercial Corp., nor Hibshman Optical Corp., ever engaged in any active business.

On January 31, 2006, we reincorporated into the State of Delaware under the name Somanta Pharmaceuticals, Inc. and acquired Somanta Incorporated through the merger of a wholly-owned subsidiary with and into Somanta Incorporated. Somanta Incorporated was formerly known as Bridge Oncology Products, Inc., which was formed on February 10, 2005. On August 22, 2005, Bridge Oncology Products, Inc., entered into a Share Exchange Agreement with Somanta Limited, a company organized under the laws of England pursuant to which Somanta Limited became a wholly-owned subsidiary of Bridge Oncology Products, Inc., and Bridge Oncology Products, Inc., changed its name to Somanta Incorporated. Somanta Limited was formed on April 19, 2001.

Prior to the date of the share exchange between Bridge Oncology Products, Inc., and Somanta Limited, each of Bridge Oncology Products, Inc. and Somanta Limited was engaged in a limited amount of business. Bridge Oncology Products, Inc., was formed in February 2005, and in March 2005, it entered into the Sodium Phenylbutyrate Co-development and Sub-license Agreement with Virium Pharmaceuticals, Inc., to develop Sodium Phenylbutyrate outside of North America for the treatment of cancer, autoimmune diseases and other clinical indications. It engaged in no other business during that period of time.

Although Somanta Limited was formed in April of 2001, its primary business prior to the date of the share exchange with Bridge Oncology Products, Inc., was to secure intellectual property rights to the various chemical entities that we now desire to develop as product candidates. To that end, in November 2001, Somanta Limited entered into an Exclusive License Agreement with De Montfort University related to our drug development candidate, Alchemix. In January 2002, Somanta Limited entered into an Exclusive Patent and Know-how License and Option Agreement with Immunodex, Inc. covering our drug product candidates know as Phoenix and Angiolix. In October 2003, Somanta Limited entered into an agreement with the Cancer Research Institute of Contra Costa for the support of an academic human clinical trial for Phoenix. In March 2004, Somanta Limited entered into an Exclusive Patent and Know-how Assignment and License Agreement with the School of Pharmacy, University of London related to our drug development candidate known as Prodrax. In March 2004, Somanta Limited entered into a Research and Development Agreement with The School of Pharmacy, University of London for the purpose of further developing Prodrax. In addition to securing the various intellectual property rights related to the agreements described above, in August of 2004, Somanta Limited also entered into a Research Collaboration and License Agreement with Advanced Cardiovascular Devices, LLC, pursuant to which Somanta Limited licensed Advanced Cardiovascular Devices, LLC, rights to our drug development candidate, Alchemix, solely for use on drug eluting stents. In 2001 Somanta Limited entered into a shareholder and intellectual property rights agreement with Cypomics, Ltd. pursuant to which Somanta Limited was to fund a research and development program of Cypomics, Ltd. in exchange for a certain amount of capital stock of Cypomics, Ltd. However, neither party performed any of its obligations under the agreement and neither party is liable to the other party for any such failure to perform. In July 2005, this agreement was formally terminated.

Our current portfolio of product candidates in academic-investigator-sponsored clinical development includes two anti-cancer agents (a small molecule and a monoclonal antibody) targeting four different tumors and/or stages of cancer. We have three additional product development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

The following table sets forth the eleven types of cancer targeted by each of our current product development candidates:

Phoenix	• Breast

• Prostate

• Ovarian

• Any other polymorphic expressing solid cancer which target the Muc-1 antigen

Sodium Phenylbutyrate	• Central nervous system cancers, particularly glioblastoma multiforme

• Myelodysplastic syndrome

• Acute leukemia

• Colon

Alchemix	• Central nervous system cancers

• Colon

• Non-small cell lung

• Ovarian

• Renal

Prodrax	• Lung

• Breast

• Ovarian

• Colon

• Pancreatic

• Esophageal

Angiolix	• Breast

• Colorectal

We intend to license the rights to manufacture and market our product candidates to other pharmaceutical companies in exchange for license fees and royalty payments and to continue to seek other in-licensing opportunities in pursuit of our business strategy. We do not currently intend to manufacture or market products, although we may if the opportunity is available on terms that are considered attractive, or we may retain co-development rights to specific drugs.

Strategy

We are principally focused on the development of drug candidates for the treatment of cancer. We seek to use our product development capabilities to bridge discoveries and research from scientific/academic institutions or other biopharmaceutical companies, on the one hand, with commercial manufacturing and marketing of biopharmaceutical products, on the other hand.

The main elements of our business strategy are described below:

Identification of Product Candidates. We directly perform the scientific evaluation and market assessment of biopharmaceutical product candidates and research developments in scientific/academic institutions and other biopharmaceutical companies. As a part of this process, we evaluate the related scientific research and pre-clinical and clinical research, if any, and the intellectual property rights in such products, with a view to determining the therapeutic and commercial potential of the product candidate.

In-Licensing. Upon identifying a promising product candidate, we seek to negotiate a license to the rights to such product from the holder of those rights, the developer or researcher. The terms of the licenses vary, but generally our goal is to secure licenses that permit us to engage in further development, clinical trials, intellectual property protection and further licensing of manufacturing and marketing rights to any resulting approved drug product. This process of securing license rights to drug products is commonly known as “in-licensing.”

Further Development. Upon in-licensing a product candidate, our strategy is to apply our skills and expertise to progress the product candidate toward regulatory approval and commercial production and sale in major markets. These activities include implementing intellectual property protection and registration strategies, performing or having performed, pre-clinical research and testing, the formulating or reformulating of product candidates, making regulatory submissions, identifying appropriate third parties to conduct clinical trials, and undertaking the collection, collation and interpretation of clinical data and the submission of data to the relevant drug regulatory authorities in compliance with applicable protocols and standards.

Out-licensing. We generally plan to further license manufacturing and marketing rights to our licensed product candidates to other pharmaceuticals companies. This is commonly known as “out-licensing.” Under our business model, licensees would be expected, to the extent necessary, to participate in the remaining clinical development required to obtain final regulatory approval for the product candidate. We expect that out-licensing would result in licensing fees in addition to royalties on any sale of the resulting licensed product. We believe this model is consistent with current biotechnology and pharmaceutical licensing practices. In addition, although out-licensing is our primary strategy, we may retain co-development or marketing rights to particular product candidates or territories. To date, we have exclusively out-licensed one of our product candidates, Alchemix, for application in vascular diseases.

We actively search for new product opportunities using the relationships of our management and scientific advisory board, and we continuously monitor the academic and biotechnology environment for cancer treatment developments.

In the last two fiscal years, we have spent $1,021,923 on research and development activities. From May 1, 2005 to April 30, 2006, we have spent $647,888 on research and development activities.

Cancer and Cancer Therapeutic Market

According to the International Agency for Research on Cancer, based on available data as of 2002, there were 10.9 million new cases of cancer worldwide, 6.7 million deaths, and 24.6 million persons who have been diagnosed with cancer in the previous five years. China has 20% of the world’s total of new cancer cases (2.2 million) and lung cancer is the most common cancer worldwide with 1.35 million new cases (12.4% of the total) and 1.18 million deaths (17.6% of the total).

In the U.S., the American Cancer Society estimates that for 2005 a total of 1.4 million new cases of cancer will occur and 570,000 deaths will occur from cancer. The most prevalent new cancers, which account for approximately 55% of all cancers, are:

Disease Site	Estimated New Cases
Prostate	232,000
Breast	211,000
Lung and bronchus	173,000
Colorectal	145,000
Total for All Sites:	1,373,000

Bladder, ovarian, brain and oral cancers, as well as lymphoma, leukemia and melanoma account for a majority of the balance of cancer deaths.

Surgery, radiation and chemotherapy remain the principal effective treatments for cancer. In addition, although the reason is not clearly understood, current chemotherapeutic drugs are effective in only subpopulations of individuals with the same disease. Revenues in the global oncology market were reported to be approximately $30 billion in 2004 and are expected to grow to approximately $45 billion by 2010.

Numerous new approaches to cancer are in clinical trials. As targets become validated and technologies improve, research is beginning to yield therapeutic approaches that appear to be more effective than existing ones. Monoclonal antibodies were first described in 1978 and are now beginning to yield commercially viable therapeutic products. At the current time there are eight monoclonal antibodies approved in the U.S. for the treatment of cancer including, Avastin®, Rituxan®, Campath®, Herceptin®, Erbitux®, Myelotarg®, Bexxar® and Zevalin® and five in late stage cancer trials. A second approach to cancer treatment, therapeutic cancer vaccines, has been under development for many years. Finally, advances in chemotherapeutic drugs have increased their ability to overcome chemo resistance.

Regulatory Approval Process

Our ability to market and sell products that may result from the development of our product candidates is dependent upon our ability to obtain governmental approval of such products in the U.S. and elsewhere. The regulatory approval process is administered by the FDA in the U.S., by the European Medicines Evaluation Agency, or EMEA, in the European Union and by similar agencies in other countries. None of our current product candidates has been approved for sale in the U.S. or any foreign market. The process of obtaining regulatory clearances or approvals is costly and time-consuming, and we cannot predict how long the necessary clearances or approvals will take or whether we will be successful in obtaining them.

Generally, all potential pharmaceutical products must successfully complete two major stages of development (pre-clinical and clinical testing) prior to receiving marketing approval by the applicable governing regulatory agency. In pre-clinical testing, potential compounds are tested both in vitro and in animal studies to gain important safety information prior to administration in humans. Knowledge is obtained regarding the effects of the compound on bodily functions as well as its absorption, distribution, metabolism and elimination.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety and dosage tolerance. Phase II typically involves studies in a larger patient population to identify possible adverse effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population that will represent the intended clinical indication that is being pursued. Each trial is conducted in accordance with current good clinical practice standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the Investigational New Drug, or IND, application. Further, an independent Institutional Review Board, or IRB, or ethics committee at each clinical center at which the study will be conducted must evaluate and approve each clinical study. The review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

We cannot be certain that we will successfully complete Phase I, Phase II, or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, the IRB, or we may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Following completion of these studies, a New Drug Application, or NDA, must be submitted to and approved by the FDA in order to market the product in the U.S. The FDA conducts an initial review of each NDA submitted to assess whether it is acceptable for filing. The FDA may refuse to file the NDA and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the NDA. The review process may be significantly extended by the FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA’s response to the NDA will be in the form of an approval letter, or a non-approvable letter. Any response from the FDA that is not approval of the NDA may require us to submit additional information, which may include additional clinical data. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may require post-approval studies, also known as Phase IV studies, to develop additional information regarding the product. In addition, the FDA requires post-approval adverse event reporting, and the agency has the power to require changes in labeling or to prevent further marketing of a product. The agency may also decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. If and when approval is obtained to market a product, the FDA’s regulations (or the applicable foreign agency’s) will then govern manufacturing and commercialization activities.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

For example, in order to gain marketing approval in the E.U., we must submit a dossier to the relevant authority for review, which is known in the E.U. as a Marketing Authorization Application (“MAA”) and is submitted to the European Medicines Evaluation Agency in Europe. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data.

Approval can take several months to several years, or can be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The regulatory authorities may conduct an inspection of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

Failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the E.U., regulators have the authority to revoke, suspend or withdraw approvals of previously approved products, to prevent companies and individuals from participating in the drug approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products.

The MAA review and approval process typically takes one to several years for approval, rejection, or approval subject to completion of additional requirements imposed on the corporation by the regulatory agencies at the time of review completion.

Products in Academic Investigator-Sponsored Clinical Development

Phoenix

Overview. Our product candidate known as Phoenix (huBrE-3 mAb tiuxetan) is a radiolabeled humanized monoclonal antibody. An antibody is a type of protein made by certain white blood cells in response to a foreign substance known as an antigen. Each antibody can bind to only a specific antigen. The purpose of this binding is to help destroy the antigen. Antibodies can work in several ways, depending on the nature of the antigen. Some antibodies destroy antigens directly. Others make it easier for white blood cells to destroy the antigen. Phoenix is a monoclonal antibody that targets the antigen known as PEM (polymorphic epithelial mucin). PEM occurs only in tumor cells and is encoded by a gene known as Muc-1. Phoenix is designed to deliver targeted pure high-energy radiation with local tissue penetration (5 to 10 mm) when it binds to PEM on the surface of a living cancer cell. This pure high-energy radiation once delivered into a living cancer cell is then intended to kill that cancer cell. Phoenix is radiolabeled with a radioactive material for imaging the disease sites and is also radiolabeled with a different radioactive material for delivering the radiation intended to kill tumor cells.

In-License For Phoenix. In August 2005, we entered into a Patent and Know-how Exclusive Sublicense Agreement with Immunodex, Inc. pursuant to which Immunodex granted us the exclusive worldwide rights to Phoenix and our product development candidate, Angiolix, another humanized monoclonal antibody that targets an antigen known as Lactadherin, for the development and commercialization of products in the field of the treatment of cancer. Pursuant to this agreement, we paid Immunodex an initial license fee of $300,000. In addition, in December, 2005, we paid Immunodex an additional $150,000 for the successful transfer of viable cell lines capable of expressing the Phoenix antibody.

Previously on January 25, 2002, we entered into a predecessor Patent Know-how and License Option Agreement with Immunodex which had essentially the same terms and conditions as our existing agreement with Immunodex but which was superseded by our existing agreement with Immunodex. Pursuant to the 2002 agreement, we paid Immunodex an initial license fee of $10,000 and sold Immunodex 292,012 shares of our common stock at a value of $5,638. Pursuant to the August 2005 agreement we are obligated to pay Immunodex an annual license maintenance fee with respect to each of Phoenix and Angiolix. The license maintenance fee is $250,000 per year until such time as one of the product candidates receives regulatory approval to be marketed and sold at which time the license maintenance fee is reduced to $100,000 per year. Our obligation to pay this annual license maintenance fee terminates in its entirety at such time as we are selling products based on both Phoenix and Angiolix. This obligation also terminates if we terminate the agreement with respect to both product candidates, subject to our obligation to pay the termination fee described below. In addition, we are obligated to pay Immunodex an additional $150,000 upon the delivery of a viable cell line that is capable of producing the Angiolix antibody.

Assuming that we begin to sell products based on both Phoenix and Angiolix fifteen (15) years after the date of the August 2005 agreement, or August 2020, which is our anticipated development timetable, we would have to pay to Immunodex an additional $3,900,000 in maintenance fees and cell line transfer fees during that time period. In addition, we are obligated to pay Immunodex a royalty based on the net sales, if any, of products based on Phoenix and Angiolix. Further, we are obligated to develop both Phoenix and Angiolix on an agreed upon timetable. If we fail to achieve any of the agreed upon clinical development and regulatory milestones, Immunodex would then have the right to terminate the August 2005 agreement with respect to the product candidate for which the failure occurred, and if such a termination occurs, we would be obligated to pay Immunodex a termination fee of up to $500,000 for each product candidate so terminated. We are also entitled to terminate the agreement with respect to either Phoenix or Angiolix, or both, upon ninety (90) days advance notice to Immunodex. If we do so without cause, we would also be required to pay a termination fee of up to $500,000 for each product candidate so terminated. Notwithstanding the foregoing, we do not have to pay a termination fee with respect to Phoenix or Angiolix if the agreement is terminated due to: (i) negative results of toxicity testing for the applicable drug candidate that the FDA indicates would preclude further testing of such drug candidate, (ii) a third party being granted orphan drug status by the FDA for a drug that would preclude us from receiving orphan drug status with respect to the applicable drug candidate, or (iii) our inability to achieve commercially viable yields with respect to the manufacture of the applicable drug candidate.

If we sublicense our rights with respect to either Phoenix or Angiolix, we would be obligated to pay to Immunodex a sublicensing fee not to exceed $1,000,000 for each such sublicense granted based on payments received from each such sublicensee.

The term of the August 2005 agreement expires on the later to occur of: (i) the expiration of the last to expire licensed patent, or (ii) fifteen (15) years after the first commercial sale of a product covered by the licensed patents. The August 2005 agreement superseded prior agreements with Immunodex dated January 25, 2002, March 1, 2002 and September 17, 2002, in each case related to the same subject matter.

Additional Licenses Needed to Commercialize Phoenix and Angiolix. Each of Phoenix and Angiolix is humanized, a process by which genetic material from a mouse cell is made tolerable to humans, using a patented technology developed by the National Institutes of Health. The NIH previously granted to the Cancer Research Institute of Contra Costa a license to the applicable humanization technology. Pursuant to the Immunodex agreement, Immunodex and the Cancer Research Institute of Contra Costa are seeking to obtain for us the NIH’s consent to a sublicense to us of the Cancer Research Institute of Contra Costa right to use the NIH humanization technology.

On August 8, 2005, we made a direct application to NIH to obtain a non-exclusive commercial license to such humanization technology, and we are currently in discussions with NIH on the terms of such a license. To date, however, the terms proposed by NIH would not be acceptable to us since they are materially more costly than those that are contained in the Cancer Research Institute of Contra Costa sublicense. If the PHS does not consent to a sublicense to us of the rights NIH has granted to the Cancer Research Institute of Contra Costa with respect to the humanization technology or does not grant us a sub-license to this humanization technology directly, we would be unable to develop and commercialize either Phoenix or Angiolix under the Immunodex license in the future, unless we are able to identify and obtain rights to an alternative humanization technology.

In addition, we are in discussions with the holders of certain technology covering the commercial manufacturing processes necessary to make monoclonal antibodies. We have not yet entered into a license with the third party who holds a patent that may be relevant to the manufacturing process of either Phoenix or Angiolix, and we are currently evaluating other manufacturing technologies that would allow us to manufacture each of Phoenix and Angiolix which may be available from other third parties.

Clinical Status. Phoenix has previously been administered to 55 relapsed cancer patients in the following six Phase I/II human clinical trials:

•	Phase I/II trial of Phoenix, as a mouse antibody, in a 15 patient imaging study;

•	Phase I/II trial of Phoenix, as a mouse antibody, in a 9 patient therapy study;

•	Phase I/II trial of Phoenix, as a mouse antibody, in a 6 patient therapy study;

•	Phase I/II trial of Phoenix, as a humanized antibody, in a 7 patient imaging study;

•	Phase I/II trial of Phoenix, as a humanized antibody, in a 17 patient therapy study; and

•	An on-going Phase I/II study of Phoenix, as a humanized antibody, in a dose escalation study in combination with chemotherapy (capecitabine, Xeloda®); currently 1 patient enrolled.

Each of the first five clinical trials was conducted by the Cancer Research Institute of Contra Costa, funded primarily by the National Cancer Institute of the National Institutes of Health, at various research hospitals, principally at New York University/Bellevue Hospital and at the University of Colorado Health Sciences Hospital.

These studies have demonstrated that both the mouse and humanized BrE-3 antibody can be localized to the primary breast cancer tumor(s) and secondary metastatic tumors of other organs. In addition, none of the 55 patients dosed with Phoenix in these clinical trials suffered any adverse irreversible side effect. The only side effect which was suffered by patients in these studies was a reduction of new blood cell production, which was reversed with the introduction of stem cells harvested from the patient prior to chemotherapy or radiation therapy. Further, these trials demonstrated that localized radiation can be delivered to the tumor cells. In addition, approximately half of the patients dosed in the most recent 17 patient Phase I/II humanized antibody clinical trial referenced above experienced a partial response to treatment, meaning they experienced some tumor shrinkage as a result of the treatment and required less pain medication.

In August 2005, we entered into an Agreement Regarding Academic Clinical Study with the Cancer Research Institute of Contra Costa to provide financial support for the on-going Phase I-II clinical trial referenced above. In this trial, Phoenix is being administered to patients in combination with the chemotherapeutic drug, Xeloda®. This agreement superseded a similar agreement signed in October 2003, which related to the same subject matter.

Pursuant to this agreement, over the twenty-four months after the date of the agreement, we are obligated to reimburse the Cancer Research Institute of Contra Costa for the costs associated with the treatment of at least 10 patients with recurrent, metastatic breast cancer that are enrolled in the current Phase I/II clinical trial of Phoenix, which is being conducted at New York University/Bellevue Hospital. We do not expect these reimbursement payments to exceed $300,000 in the aggregate. Under this agreement, we will be entitled to use the data derived from this Phase I/II clinical trial as well as the data from the 17 patient Phase I/II humanized antibody clinical trial referenced in the table above, which was conducted at the University of Colorado Health Sciences Hospital, in future filings we make with regulatory authorities related to the development of Phoenix.

There is currently one patient enrolled in this clinical trial. We expect that there will be at least 5 patients enrolled in this study by the end of calendar 2006 and that this study may be expanded to include other hospitals. We currently intend for this study to be complete by the end of calendar 2007.

Rationale. We believe Phoenix may demonstrate increased efficacy when it is given in combination with topotecan and capecitabine, both FDA approved chemotherapeutic agents.

Xeloda®, or capecitabine, was selected for use in combination with Phoenix in connection with the on-going Phase I/II clinical trial because: (i) capecitabine is the standard of care for treating relapsed breast and other cancers, (ii) it is a convenient orally administered agent, (iii) it is only mildly myelotoxic, meaning that it is only mildly toxic to the bone marrow where new blood cells are produced, whereas Phoenix is expected to be primarily myelotoxic, thereby leading to a combination of Phoenix and capecitabine that is not expected to lead to cumulative toxicities, and (iv) there is published evidence of therapeutic synergy when Phoenix and capecitabine are used together.

Development Plan. In 2005, we prepared a detailed pre-clinical and clinical development plan related to Phoenix. Pursuant to this plan, we have outsourced the testing of the viability of the cell line necessary to manufacture Phoenix to a qualified contract manufacturing organization. We have also requested that this organization develop a process engineering scale up for the manufacture of Phoenix in accordance with current good manufacturing practices so that we are able to manufacture a quantity of Phoenix necessary to support the proposed clinical trials related to Phoenix.

In addition, since the clinical development of Phoenix will take many years, likely beyond 2015, and will be very expensive, our current plan with respect to Phoenix is to enter into a co-development agreement with one or more third party pharmaceutical partners prior to expending any further resources developing Phoenix. Therefore, we do not intend to initiate full scale manufacturing of Phoenix or to submit any further Phase I/II investigational new drug applications to the FDA with respect to Phoenix, until such time as we have identified and entered into an agreement with such a third party co-development partner. If we are unable to partner the Phoenix development program, we may decide to terminate our agreement with Immunodex with respect to Phoenix.

Competitive Position. We are aware of numerous products in development for recurrent breast cancer and other solid tumors. We are aware of one product being developed by Hoffman-LaRoche targeting the Muc-1 antigen. Our exclusive sublicense from Immunodex covers three U.S. patents related to Phoenix, and their foreign counterparts which cover the European Union and which are pending in Canada, Japan and Mexico. Each of the patents cover the composition of matter and various aspects of binding to the applicable antigens as well as the manufacture of Phoenix and Angiolix. The first of these patents expires in 2008. The second of these patents expires in 2008. The last of these key patents expires in 2015.

Sodium Phenylbutyrate

Overview. Sodium Phenylbutyrate, or PB, is a small molecule that was previously approved by the FDA for sale as a treatment for a rare genetic disorder in infants known as hyperuremia. PB has a number of additional mechanisms of action, including the inhibition of histone deacetylase. Histone deacetylase is a class of enzymes that remove acetyl groups from the amino acids in DNA. The inhibition of histone deacetylase allows the body’s cancer suppressing genes to work as intended. In addition, PB is not toxic to cells. These characteristics make PB a good candidate to become a chemopotentiator. A chemopotentiator is a substance that enhances the activity of a chemotherapeutic agent. As a result, PB is designed to be administered in conjunction with radiation and chemotherapy.

In-License for PB. In February 2005, we entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc., pursuant to which Virium granted us an exclusive, worldwide sublicense to PB, excluding the U.S. and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. We paid Virium a license fee of $50,000. Virium has retained all rights with respect to PB inside the U.S. and Canada. Note that our single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc.

Virium is also a party to a sublicense agreement with VectraMed, Inc. for the rights to develop and commercialize PB worldwide for the treatment of cancer, autoimmune diseases and other clinical indications. VectraMed obtained its rights to the product under an Exclusive Patent License Agreement dated May 25, 1995 with the U.S. Public Health Service, representing the National Institutes of Health. VectraMed subsequently assigned all its rights to PB to Virium pursuant to a novation agreement dated May 10, 2005.

Pursuant to our agreement with Virium, we are responsible for the conduct of clinical trials and patent prosecution related to PB outside of the U.S. and Canada. The Virium agreement also requires us to pay Virium a royalty on the sales of PB products until such time as the patents covering such products expire. These patents expire at various times between 2011 and 2016. Our agreement with Virium expires upon the expiration of the last to expire of these patents in 2016.

Our agreement with Virium does not fully comply with the sublicensing requirements set forth in Virium’s agreement with the National Institutes of Health because it does not expressly incorporate by reference all of the relevant sections of Virium’s license with NIH. We are currently seeking to amend our agreement with Virium to bring it into full compliance with such sublicensing requirements and to permit us to become a direct licensee of the NIH should Virium default on its license with the NIH.

Clinical Status. To date, we have not been involved in any capacity in the conduct of any clinical trial related to PB.

Rationale. We believe that PB may be a candidate to become a biological-response modifier that acts as a dose-dependent inhibitor of cancer cell proliferation, migration, and invasiveness, possibly by inhibition of urokinase and c-myc pathways, which means that it inhibits the protease activity that irreversibly induces programmed cell death. In addition, we believe that PB shows potential for the treatment of malignant gliomas, which are cancers of the brain.

Competitive Position. We are aware of numerous products in development for brain cancers. We are aware of several products being developed by academic and commercial organizations targeting glioblastoma. Medicis Pharmaceuticals currently sells Sodium Phenylbutyrate (Buphenyl ®) for the treatment of a urea cycle disorder, hyperuremia.

There are thirteen key use patents related to PB which have been issued as follows:

•	A patent covering a method of inhibiting rapid tumor growth issued in the U.S. that expires on March 14, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, New Zealand and South Africa;

•	A patent covering a method of treating brain cancer, leukemia, prostate cancer, breast cancer, skin cancer and non-small cell lung cancer issued in the U.S. that expires on June 3, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of treating brain cancer, skin cancer, benign enlarged prostate and a cervical infection issued in the U.S. that expires on February 25, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of inducing the production of TGF alpha (which slows the growth of cancer cells) issued in the U.S. that expires on January 13, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a pharmaceutical composition for treating or preventing a cancerous condition issued in the U.S. that expires on January 20, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of inducing the differentiation of a cell issued in the U.S. that expires on June 3, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of treating brain cancer, non-small cell lung cancer, prostate cancer, skin cancer, brain tumors, cancers of the blood, lung cancer and breast cancer issued in the U.S. that expires on August 26, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of inhibiting the growth of rapidly growing nonmalignant or malignant tumor cells issued in the U.S. that expires on March 2, 2016 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of sensitizing a subject to radiation therapy or chemotherapy and a method of treating brain cancer, leukemia, non-small cell lung cancer, skin cancer, cancers of the blood, lung cancer, or renal cancer issued in the U.S. that expires on December 1, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of treating brain cancer, non-small cell lung cancer, prostate cancer, skin cancer, cancers of the blood, breast cancer, benign prostate enlargement, cervical infection, bladder cancer, kidney cancer, colon cancer, or nose cancer issued in the U.S. that expires on March 16, 2016 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of inducing the production of hemoglobin (blood) and a method of treating a pathology associated with abnormal hemoglobin (blood) activity issued in the U.S. that expires on January 27, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•	A patent covering a method of preventing prostate cancer, brain cancer, skin cancer, cancers of the blood, breast cancer, non-small cell lung cancer, or renal cancer issued in the U.S. that expires on August 5, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa; and

•	A patent covering a method of inhibiting the production of cancer in a cell issued in the U.S. that expires on March 14, 2011, June 3, 2013 or March 7, 2014, depending on the subject matter disclosed in the priority applications with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa.

Development Plan. Our co-development partner, Virium has advised us that it intends to initiate a Phase I/II clinical trial using PB to treat glioblastoma in the near future. We intend to wait for the results of this Phase I/II clinical trial and the re-formulation of the PB compound to a sustained release version before initiating our own clinical trial related to PB in Europe. At this time, we do not know when Virium will initiate such clinical trial or when it will be completed, nor do we know when Virium will have completed the re-formulation of the PB compound to a sustained release version.

We also believe that further studies should be considered to identify a subset of patients that have tumors sensitive to PB, either as a single agent or in combination with radiation therapy or other chemotherapeutic agents, and that we should focus on this subset of patients in our future clinical trials related to PB.

Products in Pre-Clinical Development

Alchemix

Overview. Alchemix, or chloroethylaminoanthraquinone, is a small molecule that is toxic to cancer cells. Alchemix is intended to interrupt all phases of the cancer cell growth cycle by selectively binding to DNA and inhibiting many DNA processing enzymes to overcome drug resistant tumors. We believe that Alchemix is toxic to cancer cells due to its selective inhibition of many DNA processing enzymes and that it is as well tolerated in animals as a number of classes of approved chemotherapeutic drugs such as epirubicin and cisplatin, meaning that it resulted in no more adverse side effects than such approved chemotherapeutics.

Agreement Related to Alchemix. In November 2001, we entered into a Patent and Know-how Assignment and License Agreement with De Montfort University pursuant to which De Montfort University agreed to assign to us the key patent related to Alchemix and to exclusively license to us certain know-how related to Alchemix for use in field of the treatment of cancer. In March 2003, we amended and restated that agreement to extend the time period in which the assignment and license to us would be triggered. In October 2005, De Montfort University formally assigned the patent that covers Alchemix to us. Pursuant to our agreement with De Montfort University, we paid De Montfort an initial assignment fee of $42,815 and issued to De Montfort 219,010 shares of our common stock valued at $4,677. Although we are not obligated to make any royalty payments to De Montfort based on the sale of any product that is based on Alchemix, we are obligated to pay De Montfort certain milestone payments based on the achievement of agreed upon clinical milestones. If we successfully achieve each of these milestones, we would be obligated to pay De Montfort a total aggregate amount of milestone payments of GBP 250,000, or approximately $445,832. We are obligated to use our commercial best efforts to achieve these agreed upon clinical milestones. In addition, we have the right to terminate our agreement with the De Montfort on ninety (90) days advance notice, and either party has the right to terminate the agreement for breach by the other party upon ninety (90) days (sixty (60) days for payment failures) advance notice if such breach is not cured within the notice period. Our agreement with De Montfort expires upon the expiration of the last to expire of these patents in 2015.

Rationale. We believe that Alchemix selectively inhibits specific DNA processing enzymes that are required for cancer cells to divide and grow, which appears to be unique among anthraquinones, the class of small molecules to which Alchemix belongs. This leads us to believe that Alchemix may also react with certain other DNA processing enzymes required for the cell to progress through the cell life cycle, although the direct evidence only demonstrates its interaction with certain specific DNA processing enzymes.

Competitive Position. We are not aware of any other organization developing a drug similar to Alchemix. Several groups are developing agents against p-glycoprotein, which is only one of the identified mechanisms of drug resistance within cells, and other groups are developing agents that have the potential to become chemosensitisers, which means they will make cancer cells more sensitive to the effects of chemotherapy.

The key patent relating to Alchemix has been issued in the U.S. In general, it covers composition of matter. We have also obtained the foreign counterparts to this patent in the European Union and have foreign counterparts pending in Japan and Canada. This patent will expire in 2015.

Development Plan. In 2005, we prepared a detailed pre-clinical and clinical development plan related to Alchemix. We intend to manufacture, undertake pre-clinical studies and, based on the results of these studies, to initiate a Phase I/II clinical trial with respect to Alchemix within the next twelve months. To date, we have contacted a contract manufacturing organization to undertake the process development for the manufacture of Alchemix and have evaluated a number of qualified contract manufacturing organizations with respect to the production of sufficient quantities of Alchemix for our pre-clinical studies, formulation studies and for our proposed human clinical trial.

Out-License of Alchemix. In August 2004, we entered into a Research Collaboration and License Agreement with Advanced Cardiovascular Devices, LLC. Under this agreement, we granted Advanced Cardiovascular Devices an exclusive, worldwide license to Alchemix solely for use in the treatment of vascular disorders or proliferations using stents and other medical devices. The term of this agreement expires when the underlying patent expires in 2015. Pursuant to this agreement, Advanced Cardiovascular Devices paid us an upfront fee of $10,000. In addition, Advanced Cardiovascular Devices is obligated to develop a product based on Alchemix pursuant to an agreed upon timetable. If Advanced Cardiovascular Devices fails to achieve any of the agreed upon milestones, we would then have the right to terminate the agreement; provided, however, that Advanced Cardiovascular Devices could prevent us from so terminating the agreement with respect to the applicable failure by paying us a fee not to exceed $500,000 to reinstate its rights under the agreement. In addition, Advanced Cardiovascular Devices is also obligated to pay us a royalty based on net sales, if any, of products based on Alchemix. Either party may terminate this agreement on thirty (30) days advance notice for breach by the other party if the breach is not cured within such thirty (30) day period. In addition, Advance Cardiovascular Devices may terminate the agreement upon written notice to us and without any further obligation to us if the licensed technology does not perform to the reasonable satisfaction of Advanced Cardiovascular Devices or cannot be commercialized because of safety or efficacy reasons or because Advanced Cardiovascular Devices is unable to raise the funds necessary to develop a product based on the licensed technology.

Prodrax

Overview. Prodrax (di-N-oxides of chloroethylaminoanthraquinone) is a small molecule that is non-toxic in normally oxygenated healthy tissue but that becomes highly toxic in low oxygen tumors where it binds to the DNA in tumor cells and becomes irreversibly converted to its toxic form. It is in this state that tumor cells are killed by the Prodrax they are carried out through potent DNA damage.

Prodrax is both a specific chemical entity and a platform technology to make other drugs that are intended to induce cancer cell death more effective.

In-License for Prodrax. In March 2004, we entered into a Patent and Know-how Assignment and License Option Agreement with The School of Pharmacy, University of London pursuant to which The School of Pharmacy granted us an option to acquire the rights to the key patent application related to Prodrax and an exclusive worldwide license to the know-how related to Prodrax to develop and commercialize Prodrax in the field of the treatment of cancer. Pursuant to this agreement, we paid The School of Pharmacy an initial option fee of $44,575 and issued to The School of Pharmacy 131,505 shares of our common stock valued at $2,630. In September 2005, The School of Pharmacy formally assigned the rights to the key patent application to us and licensed to us the relevant know-how in the field of the treatment of cancer. We are currently pursuing the prosecution of this patent application. We are obligated to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to Prodrax. If we successfully achieve each of these milestones, we would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $490,415. We are obligated to use our commercial best efforts to achieve these agreed upon clinical milestones. If we fail to: (i) commence Phase I clinical trials prior to September 21, 2009, (ii) commence Phase II clinical trials prior to September 21, 2011, (iii) commence Phase III clinical trials prior to September 21, 2013, (iv) complete our report with respect to such Phase III clinical trials prior to September 21, 2015, (v) receive regulatory approval by the U.S. FDA, the EMEA in the European Union, or the applicable regulatory body in Japan, in each case, enabling us to market and sell Prodrax in the applicable jurisdiction prior to September 21, 2017, or (vi) make a first commercial sale of Prodrax prior to September 21, 2018, then, in each case, The School of Pharmacy would have the right to terminate our know-how license under the agreement. In addition, we are obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on Prodrax. In addition, we have the right to terminate our agreement with the The School of Pharmacy on ninety (90) days advance notice, and either party has the right to terminate the agreement for breach by the other party upon ninety (90) days (sixty (60) days for payment failures) advance notice if such breach is not cured within the notice period. Our agreement with The School of Pharmacy expires upon the expiration of the last to expire of the patents, if any, that issue from the patent application that is the subject of our agreement with The School of Pharmacy.

Rationale. Prodrax is inert in normally oxygenated cells and becomes toxic in low oxygen areas, enabling it to kill tumor cells. Many solid tumors have a low oxygen area that is resistant to radiation and conventional chemotherapy. These cells repopulate the tumor with additional radiation- and conventional chemotherapy-resistant cells. These cells are often referred to as quiescent.

Prodrax becomes irreversibly converted to its toxic form in low oxygen tumor cells where it remains localized. When the surrounding oxygenated cells are killed by radiotherapy or chemotherapy, these Prodrax-containing quiescent cells move closer to the oxygen source and attempt to resume more active replication. It is in this state that they are killed by Prodrax, through potent DNA damage.

When given in conjunction with radiotherapy or chemotherapy we expect Prodrax to result in significant improvement of tumor clearance and to reduce the likelihood of tumor repopulation, improving disease free survival. It is estimated that over 50% of all solid tumors exhibit clinically significant hypoxia, or low oxygenation, and that over two million people in the U.S. and Europe suffer from solid tumor cancers. If successful, Prodrax could improve the prognosis for a significant number of cancer sufferers in a wide range of tumor types.

Competitive Position. We are aware that Novocea, Inc., has exclusively licensed from KuDOS Pharmaceuticals, a subsidiary of Astra Zeneca, a small molecule prodrug that is selectively activated by low oxygen tumors that is similar to our Prodrax, and that Novocea is developing this small molecule prodrug in a similar fashion to Prodrax.

The key composition of matter patent application relating to Prodrax was filed in December 2003 in the European Union and the U.S.

Development Plan. In 2004, we entered into a research and development agreement with The School of Pharmacy, University of London to further evaluate Prodrax in pre-clinical studies and funded research there in 2004 and 2005. In 2005, the applicable investigators left the School of Pharmacy and joined the University of Bradford. As a result, we terminated our agreement with The School of Pharmacy. In March 2006, we entered into a two year agreement with the University of Bradford to continue these pre-clinical studies.

The Prodrax technology allows for the modification of various drugs to make them inert until they are activated by a low oxygen environment. Varieties of analogues have been developed and are being tested by researchers at the University of Bradford for the purpose of enabling us to select the lead compound to take forward into clinical development. We expect to select a lead compound in 2006.

Angiolix

Background. Angiolix (huMc-3 mAB) is a humanized monoclonal antibody targeting a protein known as Lactadherin. Lactadherin promotes the growth of new blood vessels to support tumor growth. Angiolix, by blocking Lactadherin, has the potential to induce programmed cell death, or apoptosis, in blood vessels supporting tumors.

In-License for Angiolix. See Phoenix above. (In-License for Phoenix).

Rationale. Lactadherin is expressed in and around blood vessels of tumors and has a critical role in providing new blood vessels to support tumor growth. We believe that Angiolix binds to Lactadherin and induces the death of new blood vessels, thereby blocking the supply of blood to the tumor and causing the tumor to die.

A similar antibody on the market, Avastin®, is used in the treatment of colorectal and other cancer types.

Development Plan. We intend to enter into a research agreement with an academic investigator to undertake further animal studies on Angiolix within the next six months.

Competitive Position. We are targeting a propriety gene product which is expressed by cancerous tumors. We are not aware of any other organization developing similar products targeting this type of protein. The key patent relating to Angiolix has been issued in the U.S. and Australia. In general, it covers the composition of matter and various aspects of the binding to applicable antigens as well as the manufacture of Angiolix. We also have foreign counterparts to this patent pending in the European Union and Canada. This patent will expire in 2015.

Intellectual Property

Our success will depend in large part on our ability to obtain and maintain patent protection for our product candidates, products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Currently we own one patent that relates to Alchemix together with its foreign counterpart in the European Union, and we have filed a patent application in the United States and the European Union related on Prodrax. Our intellectual property related to Phoenix and Angiolix consists of an exclusive sub-license from Immunodex, Inc. to practice the patents that relate to Phoenix and Angiolix in the field of the treatment of cancer. We have responsibility for the filing, prosecution and maintenance of patent rights associated with this license. Our intellectual property related to PB consists of an exclusive sub-license from Virium Pharmaceuticals, Inc. to practice the patents that relate to PB in the field of the treatment of cancer outside of North America. Virium is responsible for the filing, prosecution and maintenance of these patents; provided, however, that we have agreed to pay all costs and expenses associated with the filing, prosecution and maintenance of patents outside of the U.S. or Canada.

Although we believe our patents, and our patent applications, if they issue as patents, will provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

While our product candidates are in clinical trials, and prior to commercialization, we believe our current activities in the United States fall within the scope of the exemptions against patent infringement provided by 35 U.S.C. Section 271(e) which covers activities related to developing information for submission to the FDA. As our product candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their patents or proprietary rights. Competitors or third parties may be issued patents that may cover subject matter that we use in developing, producing, or administering our products. Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third parties may obtain other patents with claims of unknown scope prior to the issuance of patents relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, we may infringe the current patents of third parties or patents that may issue in the future.

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of these and other third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

We also rely on trade secrets to protect our technology, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We attempt to protect our trade secrets by requiring each of our employees, consultants and advisors to execute a non-disclosure and assignment of invention agreement before beginning his or her employment, consulting or advisory relationship with us. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.

Government Regulation

In addition to FDA regulatory approval process discussed above, we are subject to regulation by various governmental agencies including, without limitation, the Drug Enforcement Administration, the U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration, and the California State Department of Health Services, Food and Drug Branch. Such regulation by governmental authorities in the U.S. and other countries may impede or limit our ability to develop and market our products.

Any products we manufacture or distribute pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with the FDA promotion and advertising requirements. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. However, in certain circumstances, and subject to very stringent requirements, the FDA will permit the dissemination of peer-reviewed scientific reprints related to unapproved uses. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing practices, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in warning letters, suspension of regulatory approval, refusal to approval pending applications or supplements to approved applications, recalls, suspension or closure of production or injunctions, seizures, or civil or criminal sanctions We cannot be certain that we or our present or future subcontractors will be able to comply with those regulations and other FDA regulatory requirements.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Raw Materials

We need sufficient supplies of raw materials to develop and market our products successfully. The raw materials in products that are approved by the FDA cannot be changed without equivalency testing of the new material by us and approval by the FDA. Some of the raw materials for our products are expected to be qualified from only one supplier. At times, one or more of these qualified materials may not be available or may be available only in limited quantities. If we are unable to obtain the necessary raw materials from our existing sources, we could incur significant delays in marketing and selling our products until an alternate vendor can be qualified and approved for use. At this time, we have not entered into any agreement with a third party manufacturer or supplier for the purpose of supplying us with the raw materials necessary to conduct our clinical trials or to commercialize any of our product candidates; however, we believe that raw materials relevant to the manufacture of both our monoclonal antibody product candidates and small molecule product candidates are available from a variety of sources.

Employees

As of April 30, 2006, we employed four full time employees. In June 2006, our Chief Financial Officer resigned. Our three current employees are located in two separate facilities. Our headquarters, where our Executive Chairman operates, is located in Irvine, California. We currently have an office in a medical office building in London, England which houses our President and Chief Executive Officer as well as his assistant and the two consultants described below who manage our pre-clinical and clinical affairs.

In November 2005, we entered into an arrangement with Pharma Consultancy Limited to provide the services of Luiz Porto, MD to consult on the clinical and regulatory affairs related to our drug development effort. Pursuant to this agreement we expect to pay Pharma Consultancy approximately $278,000 per year plus bonus and stock options, if approved by the Board. This agreement is terminable by either party on 30 days notice.

In November 2005, we also entered into an arrangement with Gary Bower to provide us consulting services with respect to our pre-clinical and manufacturing matters related to our drug development candidates. Pursuant to this agreement, we expect to pay Mr. Bower $156,000 per year plus bonus and stock options, if approved by the Board. This agreement is terminable by either party on 30 days notice. In April 2006, we amended this agreement to include GTE Consultancy Limited, a company organized under the laws of the United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement.

For the foreseeable future, we intend to outsource all of our research, pre-clinical, manufacturing, clinical and regulatory activities to well-qualified contract research organizations, contract manufacturing organizations, clinical research organizations and independent contractors. These organizations and individuals will perform their activities under detailed project plans developed by our management and in accordance with our global development strategy.

RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

In addition, this report may contain forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to the risk factors described below. We would also like to clarify that the risk factors described below relate to the business of Somanta Pharmaceuticals, Inc. and our wholly-owned operating subsidiary, Somanta Incorporated, on a combined and consolidated basis and that no inference should be drawn as to the magnitude of any particular risk from its position in the list.

RISKS RELATED TO OUR BUSINESS

Our independent auditor’s report contains a going concern qualification which means there is substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended April 30, 2006, contains an explanatory paragraph which states that we have suffered recurring losses from operations and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. We have incurred a net loss of $5,002,091 for the year ended April 30, 2006 and a net loss of $6,778,191 from the date of inception, April 19, 2001 through April 30, 2006.

At April 30, 2006, we had an accumulated deficit of $8,300,508, a loss from operations of $4,108,431 and cash flows used in operations of $3,859,408 for the year ended April 30, 2006. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

We have not generated any significant revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. We expect our revenues for the next several years to consist of payments under certain of our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed-upon objectives. To date, we have received $10,000 in payments under such agreements.

We have consumed substantial amounts of capital since our inception. We do not expect to have sufficient cash to fund operations after the third fiscal quarter of our fiscal year beginning May 1, 2006, given the current and desired pace of clinical development of our product candidates, despite the net proceeds from the sale of shares of our Series A Convertible Preferred Stock and warrants to purchase common stock in a private placement in January 2006. Therefore, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our pre-clinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates or technology to third parties. However, investors may be reluctant to invest in an entity that has a going concern qualification included in the report of its independent auditors and as a result, we cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be unable to continue as a going concern.

We are an early stage development company with a history of losses, and as a result, we are unable to predict whether we will ever become profitable.

Somanta Limited was founded in 2001, and since we have been primarily engaged in organizational activities, including the development of a strategic plan, and entering into various licensing agreements for the rights to certain product candidates. Through April 30, 2006, we have an accumulated deficit of $8,300,508. None of our licensed products candidates have received regulatory approval for sale in any jurisdiction in which we have the right to market and sell such product candidates. Accordingly, we have not generated any revenue from the commercialization of any licensed product. We expect expenditures and the accumulated deficit to increase as we proceed with our commercialization program. To obtain revenues from the sale of our products, or in the form of license fees or other payments from collaboration partners, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

In the near term, we will likely require additional funding for the development and commercialization of our existing product candidates.

We will require substantial additional funding for the development and commercialization of our existing product candidates. The amount of additional funding required depends on the status of each product or opportunity at any given time. We do not expect to have sufficient cash to fund our operations after the third fiscal quarter of our fiscal year beginning May 1, 2006, given the current and desired pace of clinical development of our product candidates, despite the net proceeds from our private placement of our shares of Series A Convertible Preferred Stock in January of 2006. We have no established bank financing arrangements, and do not expect to establish any such financing arrangement in the near future. Therefore, to the extent that we are unable to fund our development efforts from product sales, license fees and royalties, it will likely be necessary to reconsider the continuation of certain existing projects and to curtail entering into any new projects. In addition, we will likely have to seek additional funding through public or private financing; however, we do not know if such funding will be available, or that if available, if it will be available on favorable terms. If we are unable to obtain such additional funding, we may not be able to develop our products and the value of your investment will decrease.

We must incur substantial expenses and expend substantial resources developing products that we may never be able to sell.

Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and extremely expensive process. Completion of clinical trials for any product may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	Inability of vendors to manufacture sufficient quantities of materials for use in clinical trials;

•	Slower than expected rate of patient recruitment or variability in the number and type of patients in a study;

•	Inability to adequately follow patients after treatment;

•	Unforeseen safety issues or side effects;

•	Lack of efficacy during the clinical trial; or

•	Government or regulatory delays.

As a result, we will incur substantial expense for, and devote a significant amount of time to pre-clinical and clinical trials. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approvals. Regulatory delays or rejections may also be encountered as a result of other factors, including changes in regulatory policy during the period of product development. In addition, regulatory authorities may require additional clinical trials, which could result in increased additional costs and significant additional development delays. If the results of our clinical trials are significantly delayed or are ultimately not positive, we may never be able to seek marketing approval to sell our product candidates or generate revenue from product sales.

We rely on third parties to coordinate our research and clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.

Although we use contracted consultants to design and manage our pre-clinical studies and clinical trials, we currently do not have the resources to coordinate clinical trials for our product candidates. We rely on contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. We also rely on third parties to assist with our pre-clinical studies, including studies regarding biological activity, safety, absorption, metabolism and excretion of product candidates.

Our pre-clinical development activities or clinical trials may be delayed, suspended or terminated if:

•	these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

•	these third parties need to be replaced; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

Failure to perform by these third parties may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of our product candidates.

We have no experience in commercial manufacturing of our licensed products and may encounter problems or delays in having our products manufactured, which could result in delayed development, regulatory approval and marketing of our products.

We have not commercially launched any of our product candidates and have no commercial manufacturing experience. To be successful, our product candidates must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We do not have and do not intend to acquire facilities for the production of our licensed product candidates. We intend to negotiate contract manufacturing agreements with third parties to provide the products for our development and commercialization activities, but we do not know if we will be able to enter into such agreements on commercially reasonable terms, if at all. We are in the process of negotiating such third party manufacture, formulation and supply agreements with several entities. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with current good manufacturing practices guidelines established by the U.S. Food and Drug Administration, or the FDA. We do not know whether the FDA will determine that any such third party facilities comply with such current good manufacturing practices. Our inability to enter into an agreement with any such third party, the inability of such a third party to manufacture our products in commercial quantities, or a delay in manufacturing due to a failure to comply with current good manufacturing practices by such a third party, would delay the marketing of our products and negatively impact our revenue and profitability.

In addition, we are developing a monoclonal antibody product candidates known as Angiolix. Angiolix is intended to be used in the treatment of recurrent colorectal and breast cancers. We have not yet completed testing of the Angiolix cell line that expresses this monoclonal antibody to ensure that the cell line expresses the desired monoclonal antibody or binds to the applicable antigen target. If this cell line cannot express the desired monoclonal antibody or bind to the applicable antigen target, we may not be able to further develop Angiolix, which could harm our business.

We are dependent on licenses from third parties and the maintenance of our licenses is necessary for our success.

We do not conduct our own initial research with respect to the identification of new product candidates. Instead, we rely upon research and development work conducted by others as a primary source for new product candidates. As such, we have obtained our rights to our product candidates through license agreements with various third party licensors as follows:

•	Exclusive Patent and Know-how Sub-license Agreement between us and Immunodex, Inc. dated August 18, 2005;

•	Patent and Know-how Assignment and License Agreement between us and De Montfort University dated March 20, 2003;

•	Patent and Know-how Assignment and License Option Agreement between us and The School of Pharmacy, University of London dated March 16, 2004, as amended on September 21, 2005; and

•	The Phenylbutyrate Co-Development and Sublicense Agreement between us and Virium Pharmaceuticals, Inc. dated February 16, 2005, as amended.

We are dependent upon these licenses for our rights to develop and commercialize our product candidates. While we believe we are in compliance with our obligations under the licenses, certain licenses may be terminated or converted to non-exclusive licenses by the licensor if we breach the terms of the license. We cannot guarantee you that the licenses will not be terminated or converted in the future. In addition, Virium

Pharmaceuticals, Inc., our licensor and co-development partner with respect to our product candidate, Sodium Phenylbutyrate, has not obtained the approval of the National Institutes of Health Public Health Service for the sub-license it has granted to us. If the Public Health Service does not ultimately consent to this sub-license, or requires additional terms and conditions that are not satisfactory to us, our Phenylbutyrate Co-Development and Sublicense Agreement with Virium Pharmaceuticals, Inc., would not be enforceable and we would not be able to develop and commercialize any product candidates under this license. The termination or conversion of the licenses or our inability to enforce our rights under the Phenylbutyrate Sublicense would have a material adverse effect on us as we would not have products to develop.

While we expect that we will be able to continue to identify licensable product candidates or research suitable for licensing and commercialization by us, there can be no assurance that this will occur. For example, we are in discussions with the National Institutes of Health to obtain licenses to certain patents held by them that will be necessary for the manufacture of our product candidates known as Phoenix and Angiolix. Unless we obtain licenses on terms that are acceptable to us, we may not be able to manufacture and obtain product registrations on Phoenix or Angiolix. To date, the terms proposed by National Institutes of Health are not acceptable to us. In addition, we may require licenses from other third parties in connection with the manufacture of Phoenix and Angiolix. To date, we have negotiated terms which are acceptable to us with one patent holder for Angiolix. We have not yet identified a manufacturing system for Phoenix and have not negotiated terms that are acceptable to us.

We depend on collaborations with third parties to develop and commercialize our products and to provide the majority of our revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties and to license certain technology to such third parties. We intend to rely on our collaborators for financial resources and for development, commercialization and regulatory expertise. We have entered into our first license agreement with Advanced Cardiovascular Devices, LLC, for the use of our product candidate known as Alchemix for the treatment of vascular diseases worldwide. We are entitled to milestone payments and a royalty on net sales if product approvals are obtained by Advanced Cardiovascular Devices, LLC. We have not yet entered into a collaboration agreement with respect to any of our other product candidates.

In addition, our existing and future collaborators may fail to develop or effectively commercialize our product candidates or technologies because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive potential product developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

If our collaboration partners fail to develop or effectively commercialize our product candidates, our results of operations will suffer.

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.

Conflicts may arise in our collaborations due to one or more of the following:

•	disputes with respect to payments that we believe are due under a collaboration agreement;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	termination or non-renewal of the collaboration.

Conflicts arising with our collaborators could harm our reputation, result in a loss of revenues, reduce our cash position and cause a decline in our stock price.

We may not be able to obtain necessary funding from product sales, license fees or royalties, and as a result, we may require additional funding through public or private financing, which may not be available on acceptable terms, if at all.

We assess our additional funding needs on a project-by-project basis from time-to-time. Our business strategy is to license rights to promising product candidates, further develop those product candidates by progressing the product candidates toward regulatory approval by conducting clinical trials, and finally to license rights to manufacture and/or market the resulting products to other pharmaceutical firms in exchange for royalties and license fees. Due to these licensing arrangements and our dependence on others for the manufacture, development and sale of our licensed products, we do not have consistent monthly or quarterly expenditures and cannot determine the amount and timing of required additional funding. To the extent that we are unable to fund our development efforts from product sales, license fees and royalties, it may be necessary to reconsider the continuation of certain existing projects and to curtail entering into any new projects. In addition, we will likely have to seek additional funding through public or private financing; however, we do not know if such funding will be available, or that if available, if it will be available on favorable terms. If we are unable to obtain such additional funding, we may not be able to develop our product candidates which will materially and adversely affect our business.

If we fail to keep up with rapid technological change and evolving therapies, our product candidates could become less competitive or obsolete.

The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technology development by others may result in product candidates developed by us becoming obsolete before they are marketed or before we have recovered a significant portion of the development and commercialization expenses incurred with respect to these product candidates. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the product candidates developed by us, which would adversely affect our revenue and cash flow.

We are subject to extensive competition. If we are unsuccessful in establishing and maintaining a competitive advantage, our business will suffer.

The biopharmaceutical industry is intensely competitive. Many companies, including other biopharmaceutical companies and biotechnology companies, are actively engaged in activities similar to ours, including research and development of products for the treatment of cancer. More specifically, competitors for the development of new therapeutic products to treat cancer also focus on the same approach to delivering cancer therapeutics as we do. A 2005 survey by the Pharmaceutical Research and Manufacturers of America listed nearly 400 new treatments for cancer that are currently being tested by researchers.

To our knowledge, other companies that are involved in the development of monoclonal antibody cancer therapeutics directly related to our efforts include Abgenix/Amgen, Genmab, ImClone/Bristol-Myers Squibb, ImmunoGen, Schering AG, Biogen Idec, Roche, Antisoma, Genentech and Merck.

We expect to encounter significant competition for the pharmaceutical product candidates we are developing and plan to develop in the future. Many of our competitors have substantially greater financial and other resources, larger research and development capabilities and more extensive marketing and manufacturing organizations than we do. In addition, some such companies have considerable experience in pre-clinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations which are conducting research in areas in which we are working and they may also market commercial products, either on their own or through collaborative efforts. If any of these competitors were to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their product candidates before we do, they would achieve a significant competitive advantage.

We conduct our business internationally and are subject to the laws and regulations of several countries which may affect our ability to access regulatory agencies and may affect the enforceability and value of our licenses.

We intend to conduct clinical trials in the U.S. and the European Union. In addition, we intend to license the rights to develop and commercialize our product candidates to third parties who may be located anywhere in the world. We do not know whether any sovereign government will establish laws or regulations that might be deleterious to our interests. Governments have, from time to time, established foreign exchange controls which could have a material adverse effect on us and our financial condition, since such controls may limit our ability to flow funds into a country to meet our obligations under certain licensing agreements and to flow funds out of a country which we may be entitled to, in the form of royalty and milestone payments, under other licensing agreements. In addition, the value of our licenses will be dependent upon no punitive or prohibitive legislation being enacted with respect to biological materials.

Our business strategy involves obtaining orphan drug designation for certain of our product candidates. We may not be successful in receiving orphan drug status for certain of our product candidates or, if that status is obtained, fully enjoying the benefits of orphan drug status.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects a population of fewer than 200,000 people in the U.S. generally constitutes a rare disease or condition. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status grants marketing exclusivity in the U.S. for a period of seven years following the approval of the new drug application, subject to limitations. Orphan drug designation does not provide an advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or level of marketing exclusivity that is currently afforded by orphan drug status and marketing may not remain in effect in the future. Possible amendments of the Orphan Drug Act by the U.S. Congress have been the subject of frequent discussion. Although no significant changes to the Orphan Drug Act have been made for a number of years, members of Congress have proposed legislation that would limit the application of the Orphan Drug Act. The precise scope of protection afforded by orphan drug designation and marketing approval may be subject to change in the future.

The price we charge for our products and the level of third-party reimbursement may decrease, resulting in a decrease in our revenues.

Our ability to commercialize product candidates successfully depends in part on the price we may be able to charge for resulting products and on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other third-party payors. We believe that government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility which distributors will have with respect to newly approved health care products as well as the reimbursement status for such approved products. Third-party payors may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. The lack of reimbursement would diminish the market for our product candidates and would have a material adverse effect on our business.

We may face exposure from product liability claims, and product liability insurance may not be sufficient to cover the costs of our liability claims related to our products.

At such time as we have a product approved for commercial sale, we will face exposure to product liability claims if the use of any such products or those we license from third parties is alleged to have resulted in an adverse effect to the user of such product. Product liability claims may also be brought by clinical trial participants with respect to our product candidates. If such a claim is brought against us, the cost of defending such a claim may adversely affect our business. In addition, regulatory approval for the commercial sale of products does not mitigate product liability risk. Any precautions we take may not be sufficient to avoid significant product liability exposure. We have obtained product liability and clinical trial insurance at levels which management deems reasonable. However, our insurance coverage may not be adequate and may not cover all claims that may be brought against us. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs may render coverage economically impractical. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell the applicable product or develop the applicable product candidate or result in monetary damages, any of which would have a material adverse effect on our business. In addition, future product labeling may include disclosure of additional adverse events, precautions and contra indications, which may adversely impact product sales.

If we lose key management, our business may suffer.

We are highly dependent on our Chief Executive Officer and our Executive Chairman to develop our products. Dr. Epenetos and Mr. Bruggeman have entered into employment agreements with us for an initial term of one year, which term automatically extends for an additional one year period until either party gives the other written notice of termination at least 90 days prior to the end of the current term. To the best of our knowledge, neither of the officers is near retirement age and neither, to our knowledge, plans to leave the Company. If either of the executives was no longer employed by the Company, the development of our products could be delayed and otherwise would be adversely impacted. Dr. Epenetos is currently a practicing medical oncologist in the National Health Service in the United Kingdom. His practice is limited to one half day per week and this does not now, and we have no reason to believe that it will in the future, interfere with his responsibilities as our Chief Executive Officer.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our ability to compete may decline if we do not adequately protect our proprietary rights.

We believe that our success will depend largely on our ability to obtain and maintain patent protection for our own inventions, to license the use of patents owned by third parties when necessary, to protect trade secrets and to conduct our business without infringing the proprietary rights of others. We have obtained, or licensed the rights to, patents covering four of our five current product candidates.

The patents licensed to us expire at various times as follows:

•	between 2008 and 2016 for the Phoenix related patents;

•	in 2015 for the Angiolix related patents;

•	between 2011 and 2016 for the Phenylbutyrate related patents; and

•	in 2015 for the Alchemix related patents.

As patents expire, the products and processes described and claimed in those patents become generally available for use by the public, which will reduce our ability to realize revenues from making products derived from those patents due to increased competition and potential limitations and will result in our results of operations and cash flows relating to the future products being less favorable than they would be while the patent is valid. It is also possible that because of the extensive time required for development, testing and regulatory review of product candidates, before any of our product candidates or the products developed by our possible future collaborators can be commercialized, any related patent may expire or remain in force for only a short period of time following commercialization, thereby reducing any advantages of the patent. For example, the key patent related to our product candidate Phoenix expires in 2015. We do not expect to have product based on the Phoenix technology approved for commercial sale until approximately 2016. Therefore, we face substantial risk that after the expiration of the licensed patents, especially the patents related to our product candidate Phoenix, we could experience a decline in demand for our future products as our customers switch to substitute products or undertake manufacturing of such products on their own and competitors freely make use of the patented technology.

In addition, we have filed a patent application on our fifth product candidate, Prodrax, a small molecule for use in the treatment of lung, breast, ovarian, colon, pancreatic, and esophageal cancers, and when appropriate, will file other patent applications with respect to our products and processes in the U.S. and in foreign countries. We do not know, however, whether:

•	any of our current or future patent applications will result in the issuance of patents;

•	any of our issued patents will provide significant proprietary protection or commercial advantage; or

•	any of our issued patents will not be circumvented by others.

The patent positions of pharmaceutical medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. It is possible that a third party may successfully challenge any of our patents or any of the patents licensed to us. If that were to happen, we would lose the right to prevent others from using the applicable technology.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in a highly technical field, we rely in part on trade secret protection in order to protect our proprietary technology and processes; however, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time-consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. If our product development activities are found to infringe any such intellectual property rights of others, we may have to pay significant damages. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets, or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, significant litigation with respect to our proprietary rights could prevent us from commercializing current or future product candidates.

RISKS RELATED TO OUR INDUSTRY

Our product candidates must go through a lengthy regulatory approval process before we can market or sell them, which could delay or prevent our ability to sell that product commercially.

We have a variety of product candidates under development. All new product candidates must be the subject of an FDA-approved new drug application before they can be marketed in the U.S. The FDA has the authority to determine what testing procedures are appropriate for a particular product candidate and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The required product candidate testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially viable product. Further, we may decide to modify a product candidate in testing, which could materially extend the test period and increase the development cost of the product candidate in question. Even after the time and expenses associated with the approval process, regulatory approval by the FDA may not be obtained for any product we develop. In addition, delays or rejection may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any delay or failure in obtaining required approval could have a material adverse effect on our ability to generate revenues from the particular product candidate. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials.

Furthermore, even if the required FDA approval has been obtained with respect to a product in the U.S., foreign regulatory approval of a product must be obtained prior to our marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell our products outside the U.S. before submitting an application for approval to the FDA. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining regulatory approval from both the FDA and foreign regulatory authorities after the relevant application is filed.

Our industry is subject to extensive government regulation in general, which makes it more expensive to operate our business.

Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the U.S. and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell product candidates which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities. In our agreements with vendors providing any portion of these types of services, we seek assurance that our vendors comply and will continue to maintain compliance with all applicable rules and regulations; however, we cannot be certain that our most significant vendors will continue to comply with these rules and regulations.

In addition, the regulatory requirements applicable to any aspect of our business may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Such changes could require modifications to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products or added scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, to generate revenue and cash flow.

The use of our products may be limited or eliminated by professional guidelines which would decrease the sales of these products and therefore, our revenues and cash flow.

In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to healthcare and patient communities. These private organizations may make recommendations that affect the use of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendation or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flow.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

There is no existing market for our common stock.

Currently, there is no trading market for our common stock. Accordingly, we do not know whether any market in our securities may develop liquidity. Furthermore, if the holders of our securities are able to so sell our securities into a public market, we do not know the prices at which such sales may take place. Therefore, an investment in our securities should be considered a long-term investment and should only be considered by investors who can afford a total loss of their investment.

We have registered a large number of shares that may be sold in the public market which may cause the price of our common stock to decline.

We are obligated under an agreement with certain of our investors to file a registration statement registering approximately 4.4 million shares of common stock issuable upon conversion of our Series A Convertible Preferred Stock, 2.4 million shares of common stock and 2.6 million shares of common stock issuable upon exercise of warrants. These shares of common stock, upon acquisition pursuant to the registration statement, unless held by “affiliates,” will be freely tradable without restriction or further registration under federal securities laws immediately following their sale pursuant to a registration statement. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities or to enter into strategic acquisitions with third parties.

We have issued shares of our Series A Convertible Preferred Stock which carries with it a liquidation preference over our common stock.

We have issued 592.6318 shares of our Series A Convertible Preferred Stock which includes a liquidation preference over our common stock. If we are liquidated in a bankruptcy or otherwise wound down, the holders of our Series A Convertible Preferred Stock would receive the first $5.9 million in value of our assets and if the value of our assets is not enough to satisfy the foregoing amount, you will not receive any proceeds from such liquidation or winding down.

The market price of our common stock could be volatile and your investment could suffer a decline in value.

The market price for our common stock, as with many emerging biopharmaceutical companies, is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	efficacy of our products or the products of our competitors;

•	economic and political developments affecting the economy as a whole;

•	short-selling programs;

•	the stock market’s perception of the biopharmaceutical industry as a whole;

•	changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of common stock or securities convertible into or exercisable for our common stock.

In addition, the price of our common stock is likely to be highly volatile since it may take many years before any of our licensed products will receive final regulatory approval to be marketed in the U.S. or elsewhere.

We have a small public float which results in a thin trading market for our shares.

The public float of our common stock is small in comparison to our total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of our shares, and we expect limited trading volume for the foreseeable future. Limited trading volume entails a high degree of volatility in our stock price. This limited liquidity and volatile stock price will likely continue for the foreseeable future.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Your ability to influence corporate decisions may be limited because our major stockholders own a large percentage of our common stock.

Our significant stockholders own a substantial portion of our outstanding stock. As a result of their stock ownership, if these stockholders were to choose to act together, they may be able to effectively control all matters submitted to our stockholders for approval, including the election of directors, approval of any merger or other business combination involving us, our acquisition or disposition of assets, future issuances of common stock or other securities by us, our incurrence of debt or obtaining other sources of financing, and the payment of dividends on our common stock. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of our majority and minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that may be inconsistent with your interests or what you perceive to be the best interest of our company as a whole.

Our charter documents and Delaware law may deter potential acquirers of our business and may thus depress our stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving us. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors.

Pursuant to our certificate of incorporation, we may issue shares of common and preferred stock in the future that will dilute our existing stockholders without prior notice or approval of our stockholders. Additionally, our board of directors does not intend to solicit further approval from our stockholders prior to designating the rights, preferences or privileges of any such preferred stock, including, without limitation, rights as to dividends, conversion, voting, liquidation preference or redemption, which in each case may be superior to the rights of our common stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of discouraging, delaying or preventing a change of control, and preventing holders of common stock from realizing a premium on their shares.

We do not plan on declaring or paying dividends on our common stock; however, our Series A Convertible Preferred Stock has an accruing 8% per annum dividend.

We have never declared or paid a dividend on our common stock, nor do we have any plans to do so in the future. Dividends on our Series A Convertible Preferred Stock accrue at a rate of 8% per annum and are payable by us in cash or shares of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease approximately 435 square feet in a corporate office building in San Diego, California for $2,500 per month which expires on September 30, 2006. We are attempting to sub-lease this space. In addition, we rent approximately 500 square feet in a medical office building in London, England for approximately $2,000 per month.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Until October 24, 2005, our common stock was quoted on the OTCBB under the symbol “HBSM.OB.” On October 24, 2005, the OTCBB removed our symbol from its file as an inactive security. Since the merger with Somanta Incorporated, we have not been issued a trading symbol by the OTCBB; and to date, our common stock has not been quoted for sale.

As of April 30, 2006, there were approximately seven hundred and twelve (712) stockholders of record of our common stock and eight (8) stockholders of record of our Series A Convertible Preferred Stock.

Dividend Policy

We have never declared or paid a dividend on our common stock, nor do we have any plans to do so in the future. Dividends on our Series A Convertible Preferred Stock accrue at a rate of 8% per annum and are payable by us in cash or shares of our common stock. Additionally, we may not declare or pay a dividend, other than that set forth for shares of Series A Convertible Preferred Stock above, without the prior approval of the holders of a majority of our Series A Convertible Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of April 30, 2006 related to our equity compensation plans in effect as of that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	3,825,249	$0.94	4,174,751
Equity Compensation Plans not approved by security holder	—	—	—

Total	3,825,249	$0.94	4,174,751

Recent Sales of Unregistered Securities

During the last three years, we have issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

On March 13, 2006, Somanta Pharmaceuticals, Inc. issued a warrant to purchase 150,000 shares of common stock to SCO Securities, LLC, its financial advisor in consideration for services rendered in connection with the March 1, 2005 engagement agreement. These warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain adjustments, and have a term of seven years.

On January 31, 2006, in connection with the merger with Somanta Incorporated, Somanta Pharmaceuticals, Inc., issued an aggregate of 13,697,834 shares of common stock to the 30 prior stockholders of Somanta Incorporated in exchange for all of the issued and outstanding capital stock of Somanta Incorporated.

On January 31, 2006, Somanta Pharmaceuticals, Inc., issued and sold to eight investors 464 shares of Series A Convertible Preferred Stock at a price of $10,000 per share, which are initially convertible into 7,733,333 shares of our common stock and warrants to purchase an additional 3,866,667 shares of our common stock. In connection with the private placement, SCO Capital Partners LLC also converted the entire amount of principal and interest outstanding on that certain secured convertible promissory note dated August 23, 2005, as amended, issued by Somanta Incorporated (formerly Bridge Oncology Products, Inc.) and assumed by us in connection with the merger with Somanta Incorporated. A total of $1,286,318 outstanding under the note was converted into 128.6318 shares of Series A Preferred Stock which are convertible into 2,143,863 shares of our common stock and additional warrants to purchase 1,071,932 shares of our common stock. All the warrants are immediately exercisable at an exercise price of $0.75 per share, subject to certain adjustments, and have a term of six years.

On January 31, 2006, Somanta Pharmaceuticals, Inc., assumed a warrant issued by Somanta Incorporated in favor of SCO Capital Partners LLC, dated November 8, 2005, in connection with the debt financing described above, and it thereby became a warrant to purchase 866,534 shares of Somanta Pharmaceuticals, Inc., common stock at an exercise price of $0.01 per share.

On January 31, 2006, Somanta Pharmaceuticals, Inc., issued a warrant to purchase 987,720 shares of common stock to SCO Securities, LLC, its financial advisor in consideration for services rendered in connection with the private placement. These warrants are immediately exercisable at an exercise price of $0.60 per share, subject to certain adjustments, and have a term of six years.

On April 1, 2005, Somanta Pharmaceuticals, Inc. (formerly Hibshman Optical Corp.) issued 31,378,452 shares of common stock in exchange for 8% convertible notes payable totaling $62,000 plus $16,446 of accrued interest. The conversion price was $.0025 per share. The notes were issued on December 7, 1998. Hibshman Optical Corp. received an aggregate of $50,000 and issued two $25,000 8% convertible notes payable to Hibshman Optical Corp.’s two current officers, directors and principal stockholders. The notes were due on December 7, 2001 and were convertible in whole or in part at any time prior to maturity and upon 30 days written notice from the holders into common stock of Hibshman Optical Corp. at a conversion price of $.0025 per share. These notes were extended on December 7, 2001 for three years until December 7, 2004 at the same rate of interest, conversion price and terms, and the accrued interest payable of $12,000 at that date was added to the principal increasing the balance of the convertible notes payable to $62,000. On December 7, 2004, the notes were further extended to March 31, 2005.

The offers, sales and issuances of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D and/or Regulation S promulgated thereunder as transactions by the issuer not involving a public offering. The Company made this determination based on the representations of the recipients of these securities of their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, as well as, their respective investment experience and financial condition. Appropriate legends were affixed to the share certificates issued in such transactions. Furthermore, all recipients had adequate access to information about the registrant.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” and elsewhere in this report. Information in the following discussion for a yearly period means for the year ended April 30 of the indicated year.

Overview

Background

We are a biopharmaceutical company engaged in the development of drugs primarily for the treatment of cancer. We in-license product development candidates designed for anti-cancer therapy in order to advance them along the regulatory and clinical pathway toward commercial approval. Our licenses are generally worldwide in scope and territory, with the exception of our license for Sodium Phenylbutyrate where our rights exclude the U.S. and Canada. We use our expertise to manage and perform what we believe are the most critical aspects of the product development process which includes the design and conduct of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with drug regulatory authorities internationally. We concentrate on product development and engage in a very limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to third parties. We currently have engaged two third parties to undertake pre-clinical testing with respect to our product candidates Phoenix, Angiolix, Alchemix and Prodrax. We were formerly known as Bridge Oncology Products, Inc., a Delaware corporation which was formed on February 10, 2005. On August 22, 2005 we entered into a Share Exchange Agreement with Somanta Limited, a company organized under the laws of England, pursuant to which Somanta Limited became a wholly-owned subsidiary of Bridge Oncology Products, Inc., and Bridge Oncology Products, Inc., changed its name to Somanta Incorporated. Somanta Limited was formed on April 19, 2001.

Our current portfolio of development candidates in clinical development includes two anti-cancer agents (a small molecule and a monoclonal antibody) targeting four different tumors and/or stage of cancer. We have three additional development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

We intend to license the rights to manufacture and market our product candidates to other pharmaceutical companies in exchange for license fees and royalty payments and to continue to seek other in-licensing opportunities in pursue of our business strategy. We do not currently intend to manufacture or market products although we may, if the opportunity is available on terms that are considered attractive, or retain co-development rights to specific products.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At April 30, 2006, we had an accumulated deficit of $8,300,508. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

Revenues

We have not generated any significant revenues from sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. We expect our revenues for the next several years to consist of payments under certain of our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed-upon objectives. To date, we have received $10,000 in payments under such agreements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this report. We believe that the following accounting policies require the application of significant judgments and estimates.

Intangible Assets—Patents and Licenses

All patent and license costs are charged to expense when incurred.

Stock Based Compensation

We adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee options granted, modified, or settled after May 1, 2003. Options under our 2005 Equity Incentive Plan vest over periods ranging from immediate to 27 months.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

SFAS 123R will be effective for our fiscal year beginning May 1, 2006, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of time as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The Modified Retrospective Application Method may be applied to all prior years for which the original SFAS 123 was effective or to only the prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. Management is currently evaluating the impact SFAS 123(R) will have on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to accruals, valuation of stock options and warrants, and income taxes (including the valuation allowance for deferred taxes). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about fair value of financial instruments,” requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value of such financial instruments.

Research and Development

All research and development costs consist of expenditures for royalty payments, licensing fees, contract research conducted by third parties, and fees and expenses to consultants to manage such contract research.

Results of Operations

Fluctuations in Operating Results

Our results of operations are likely to fluctuate from period to period. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, and the progress and timing of expenditures related to our discovery and development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Year Ended April 30, 2006 Compared With Year Ended April 30, 2005

For the year ended April 30, 2006, we recognized revenue in the amount of $1,428 related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug for use in stents and devices in the field of vascular disorders. No revenue was recognized for the year ended April 30, 2005.

Our net loss applicable to common shareholders was $6,524,408 for the year ended April 30, 2006 versus $1,135,009 for the year ended April 30, 2005, an increase of $5,389,399. This increase is primarily due to increases in Operating Expenses, Interest Expense, and the Deemed Dividend on Series A Preferred issued on April 30, 2006 (see Note 12, Private Placement, in the attached Consolidated Financial Statements).

Operating Expenses were $4,109,859 for the year ended April 30, 2006, versus $1,129,290 for the year ended April 30, 2005, an increase of $2,980,569. This increase is due to an increase in both G&A expenses and R&D.

G&A expenses were $3,461,971 for the year ended April 30, 2006, versus $755,255 for the year ended April 30, 2005, an increase of $2,706,716. This increase reflects primarily:

•	an increase in legal expenses of $602,735, in audit expenses of $291,820, in accounting expenses of $137,380, in investor relations expenses of $91,194 and in exchange listing fees and public reporting expenses of $97,187, all related to our merger and private placement described in Notes 10 and 12 in the attached Consolidated Financial Statements and related to the requirements of doing business as a US publicly-listed entity.

•	an increase in licensing fees of $595,358, due to required payments of $550,000 in accordance with our agreement with Immunodex and to a required payment of $45,358 in accordance with the Company’s agreement with the School of Pharmacy, University of London (see Note 14, Significant Contracts and Licenses, to the attached Consolidated Financial Statements). As of the fiscal year beginning May 1, 2005, we re-classified our licensing fees to G&A expenses from R&D expenses because they are a part of the business development function, which was assigned to the G&A function at that time.

•	an increase in payroll related expenses of $292,980 for the compensation of newly-hired officers who were not on our payroll in the year ended April 30, 2005.

•	an increase in non-cash expenses of $225,867 to record the non-cash value of stock options issued primarily to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in insurance expenses of $115,663 related to the establishment of a comprehensive insurance program.

•	an increase in travel expenses of $93,909 related to the overall increase in the level of our business activity.

R&D expenses were $647,888 for the year ended April 30, 2006, versus $374,035 for the year ended April 30, 2005, an increase of $273,853. This increase reflects primarily:

•	an increase in consulting expenses of $258,233, related to the costs of monthly retainers as two principal consultants were contracted on annual terms to oversee all of our pre-clinical and clinical development.

•	a decrease in non-cash expenses of $30,457 for the value of stock options issued to non-employees and directors, required by Statement of Financial Accounting Standards 123, as the amortization period ended for some options.

Interest expenses were $1,016,020 for the year ended April 30, 2006. There were no interest expenses for the year ended April 30, 2005. The interest expense for the 2006 period includes the following items related to our secured convertible note issued to SCO (see Note 11, Convertible Note in the attached Consolidated Financial Statements):

•	$514,981, representing the non-cash expense required by Statement of Financial Accounting Standards 123 for the fair value of the warrants issued in connection with the note.

•	$364,721, representing the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the note.

•	$100,000, reflecting the agent fee paid to SCO for issuing the note.

•	$36,318, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Preferred in connection with the Company’s private placement of the stock (see Note 12, Private Placement in the attached Consolidated Financial Statements).

Change in fair value of warrant liabilities recorded in other income was $137,543 for the year ended April 30, 2006. There was no warrant liability for the year ended April 20, 2005.

The Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 12, Private Placement, in the attached Consolidated Financial Statements) was $1,522,317. There was no similar expense in the year ended April 30, 2005. The Dividend for the 2006 period reflects:

•	$1,522,317 of non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A Preferred.

Change in Functional Currency

From inception through the fiscal year ended April 30, 2005, we were located in the United Kingdom, and all business transactions took place there. During that period, our functional currency was the United Kingdom pound.

On August 22, 2005, the Company, then known as Somanta Limited, took part in a share exchange with Bridge Oncology Products, Inc., a Delaware company, and became a subsidiary of Bridge Oncology Products, Inc., as described in the audited financial statements (see note 10, Subsequent Events, Share Exchange Agreement and Plan of Merger Agreement, in the Somanta, Inc. financial statements included elsewhere in this report). As a result of this transaction, Somanta Limited became a wholly owned subsidiary of a U.S. entity and accordingly changed its functional currency to the U.S. dollar as of the fiscal year beginning May 1, 2005.

Related Party Transactions

See Note 6, in the attached Consolidated Financial Statements for a discussion of related party transactions.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of April 30, 2006, we had received $5,199,757 in net proceeds from sales of our equity securities and approximately $1,329,402 in debt financing. A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at the beginning of February 2006.

As of April 30, 2006, we had $1,587,751 in cash compared to $102,885 at April 30, 2005, the end of our prior fiscal year.

On August 23, 2005, we received $1,000,000 in net proceeds from a debt financing (see Note 11 in the attached Consolidated Financial Statements). We issued a $1,000,000 secured convertible note to SCO Capital Partners LLC. The note was secured by our assets, carried an annual interest rate of 7.5%, and was due at the earlier of (i) our completion of an equity financing of at least $10,000,000 or (ii) August 23, 2006. SCO Capital Partners LLC had the option to be repaid in cash or to purchase shares of the financing at the lowest price paid by institutional investors.

On November 7, 2005, we and SCO Capital Partners LLC agreed to expand this facility up to $1,250,000. Under the terms of the revised arrangement, the security and interest rate remained unchanged. The terms were amended and restated to require repayment at the earlier of (i) our completion of an equity financing of at least $5,000,000 or (ii) February 28, 2006. In addition, for each $50,000 borrowed on the additional $250,000 line of credit, we agreed to issue a six-year warrant to purchase shares of common stock at $0.01 per share in the amount of 1% of our fully diluted common shares outstanding. We drew an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and have issued warrants to purchase 866,534 shares for $0.01 per share.

On January 31, 2006, this note and accrued interest was converted in its entirety to Series A Convertible Preferred Stock and the security interest in our assets was released. On January 31, 2006, we received $3,671,209 in net proceeds from the sale of Series A Convertible Preferred Stock and warrants to purchase common stock (see Note 12 in the attached Consolidated Financial Statements) . We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities for the year ended April 30, 2006, totaled $3,859,408 and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable increased $199,086 and our accrued liabilities increased $137,846, reflecting the overall increase in our level of business activity in the most current fiscal year. Our non-cash expenses included interest expense of $514,981 for the value of warrants related to our secured convertible note and offset by change in fair value of warrant liabilities of $137,543, interest expense of $364,721 for the value of beneficial conversion feature of secured convertible note (see Note 11, Convertible Note, in the attached Consolidated Financial Statements), options expense of $300,616 to record the value of options issued to officers and directors, and warrants expense of $92,689 to record the value of warrants issued to non-employees.

Net cash used in operating activities for the year ended April 30, 2005, totaled $631,690 and was used to fund our net losses in the period, which were partly offset by increases in accrued liabilities of $117,996 and in accounts payable of $64,887 due to an increased level of business activity and in options expense of $257,515 to record the value of options issued to officers and directors.

For the year ended April 30, 2006 we used $21,391 in investing activities, consisting of the acquisition of computer equipment. For the year ended April 30, 2005, used $3,433 in investing activities, consisting of the acquisition of computer equipment.

For the year ended April 30, 2006, we generated $5,365,665 of cash from financing activities, primarily the net proceeds from our sale of a secured convertible note and our sale of Series A Convertible Preferred Stock (see Notes 11 and 12 in the attached Consolidate Financial Statements).

For the year ended April 30, 2005, we generated $578,726 of cash from financing activities through the sale of equity to private investors.

We have consumed substantial amounts of capital since our inception. We do not believe our existing cash resources, including the net proceeds from our private placement in January 2006 will be sufficient to fund our anticipated cash requirements beyond the third quarter of the fiscal year beginning May 1, 2006. We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our pre-clinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates or technology to third parties. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2 in the attached Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Competition

The biopharmaceutical industry is intensely competitive. Many companies, including other biopharmaceutical companies and biotechnology companies, are actively engaged in activities similar to ours, including research and development of products for the treatment of cancer. More specifically, competitors for the development of new therapeutic products to treat cancer also focus on mAb-based cancer therapeutics, small molecule discovery and development. A 2005 survey by the Pharmaceutical Research and Manufacturers of America listed nearly 400 new treatments for cancer that are currently being tested by researchers.

To our knowledge, other companies that are involved in the development of monoclonal antibody cancer therapeutics directly related to our efforts include Abgenix/Amgen, Antisoma, Genmab, ImClone/Bristol-Myers Squibb, ImmunoGen, Schering AG, Biogen Idec, Roche, Genentech and Merck.

In addition, a number of other companies are involved in the development of chemotherapeutic products directly related to our efforts including Bristol-Myers Squibb, Pfizer, GlaxoSmithKline, Novartis, Eli Lilly, Wyeth and Roche.

We expect to encounter significant competition for the pharmaceutical products we are developing and plan to develop in the future. Many of our competitors have substantially greater financial and other resources, larger research and development capabilities and more extensive marketing and manufacturing organizations than we do.

In addition, some such companies have considerable experience in pre-clinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations which are conducting research in areas in which we are working and they may also market commercial products, either on their own or through collaborative efforts. If any of these competitors were to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before we do they may achieve a significant competitive advantage.

Historical Expenditures

We have historically accounted for costs by company rather that by product.

Patent and license expenditures are expenditures that we have not allocated to particular products. General and administrative expenses include salaries of the Chief Executive Officer, finance and administrative staff, rent and occupancy, telephone and office, corporate legal and audit, and investor relations. These expenses are not separated by product but are set forth on our Consolidated Statements of Operations and Deficit under “Expenses—general and administrative”.

Total licensing and product development expenses for the last two years are set forth on our Consolidated Statements of Operations and Deficit under “Expenses—licensing and product development.” This line item includes third-party development, patent and license expenditures, but not allocated by product.

Expenditures to Completion

Our business strategy is to in-license rights to promising product candidates, further develop those products by progressing the products toward regulatory approval by conducting and managing clinical trials, and finally to out-license rights to manufacture and/or market resulting product candidates to other pharmaceutical firms in exchange for royalties and license fees. The path to commercialization is varied and uncertain such that we cannot anticipate the path to be taken for any particular product. It is not possible for us to predict or even estimate the nature, timing, or future costs, project completion dates, or when material net cash flows might be realized on any particular project. However, we do expect that our costs will increase as we continue to develop each of the licensed products and move each licensed product closer to commercialization. Our expectations could change quickly in the event that we are able to out-license any product.

Our business strategy is to use our product development capabilities to bridge discoveries and research from scientific/academic institutions or other biopharmaceutical companies, on the one hand, with commercial manufacturing and marketing of biopharmaceutical products, on the other hand. Out-license opportunities could occur at any time. Licensees would be expected, to the extent necessary, to: participate in the remaining clinical development required to obtain final regulatory approval for the product; relieve us of some or all of the costs to finalize development; and/or pay us upfront and milestone payments. To date, we have out-licensed Alchemix to Advanced Cardiovascular Devices, LLC, for the development and commercialization of products for use in vascular disease applications worldwide.

Trend Information

It is important to note that historical patterns of expenditures cannot be taken as an indication of future expenditures. The amount and timing of expenditures and therefore liquidity and capital resources vary substantially from period to period depending on the pre-clinical and clinical studies being undertaken at any one time and the availability of funding from investors and prospective commercial partners.

For example, we intend to enter into agreements with other biopharmaceutical companies for the continued clinical development and marketing of our product development candidates. Generally, we intend to enter into these agreements when we have successfully complete the Phase II clinical trials and when human clinical data shows the safety and efficacy of our product development candidates.

Consistent with the industry, business, and intellectual property risks disclosed above in this report, our revenue trend in the foreseeable future is highly uncertain. Even if we are able to obtain sufficient funding to conduct all current the programs of our business, we would not expect to achieve additional revenues in the next fiscal year according to the schedules of revenues in our current agreements with other companies for pre-clinical and clinical development.

To achieve these goals we will need to expand our pre-clinical testing, our manufacturing that is compliant with current good manufacturing practices and the initiation of human clinical trials. This will mean that the level of expenditures will accelerate from those reported historically and will require that we fund these expenditures principally from the sale of our equity securities. Specifically, we are currently obligated to pay license fees of $250,000, milestone payments of $46,000 and research fees of $372,000, for a total of $668,000 all in the next fiscal year.

Other than as discussed above, we are not aware of any material trends related to our business of product development, patents and licensing.

ITEM 7.    FINANCIAL STATEMENTS

SOMANTA PHARMACEUTICALS, INC.

Report of Independent Reg istered Public Accounting Firm

To the Board of Directors of Somanta Pharmaceuticals, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of Somanta Pharmaceuticals, Inc., formerly Hibshman Optical Corp. (a development stage company) as of April 30, 2006, and the related consolidated statements of operations and consolidated stockholders’ deficit and consolidated cash flows for the years ended April 30, 2006 and 2005, and for the period from inception of operations (April 19, 2001) to April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somanta Pharmaceuticals, Inc. as of April 30, 2006, and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005, and for the period from inception of operations (April 19, 2001) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses, negative working capital and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California

June 16, 2006

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Consolidated Balance Sheet

April 30, 2006

Assets
Current assets:
Cash	1,587,751
VAT receivable	1,628
Prepaid expenses	91,075

Total current assets	1,680,454

Office equipment, net of accumulated depreciation of $1,532	23,400

Other assets:
Restricted funds	152,048
Deposits	2,700

Total other assets	154,748

Total assets	1,858,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	265,800
Accrued expenses	157,584
Accrued research and development expenses	155,694
Deferred revenue	8,572
Warrant liabilities	2,855,726

Total current liabilities	3,443,376

Stockholders’ deficit:
Preferred stock - $0.001 par value, 20,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000 shares designated, 592.6318 shares issued and outstanding	1
Common Stock, $0.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding	14,275
Additional paid-in capital	6,701,458
Deficit accumulated during the development stage	(8,300,508)

Total stockholders’ deficit	(1,584,774)

Total liabilities and stockholders’ deficit	1,858,602

The accompanying notes are an integral part of these financial statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

Years ended April 30, 2006 and 2005 and for the Period from Inception of Operations

(April 19, 2001) to April 30, 2006

	Year ended April 30,		From Inception of Operations (April 19, 2001) to April 30, 2006
	2006	2005
Revenue	$1,428	$—	$1,428
Operating expenses:
General and administrative	(3,461,971)	(755,255)	(4,687,045)
Research and development	(647,888)	(374,035)	(1,198,914)

Loss from operations	(4,108,431)	(1,129,290)	(5,884,531)

Other income (expense):
Interest income	12,348	—	12,348
Interest expense	(1,016,020)	—	(1,016,020)
Change in fair value of warrant liabilities	137,543		137,543
Gain on settlement of debt	5,049	—	5,049
Currency translation loss	(30,241)	—	(30,241)

Loss before income taxes	(4,999,752)	(1,129,290)	(6,775,852)

Income taxes	(2,339)	—	(2,339)

Net loss	(5,002,091)	(1,129,290)	(6,778,191)

Deemed dividends on convertible preferred stock	(1,522,317)	—	(1,522,317)

Net loss applicable to common shareholders	(6,524,408)	(1,129,290)	(8,300,508)
Comprehensive loss-foreign currency translation adjustment	—	(5,719)	—

Comprehensive loss	$(6,524,408)	$(1,135,009)	$(8,300,508)

Net loss per share—basic and diluted	$(0.47)	$(0.20)	$(0.65)

Weighted average number of shares outstanding—basic and diluted	14,274,365	5,576,845	13,044,120

The accompanying notes are an integral part of these financial statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to April 30, 2006

	Preferred Stock		Common Stock		Additional Paid- in	Shares to	Subscription	Deferred Equity-	Accumulated Other Comprehensive Loss-Foreign Currency Translation	Deficit Accumulated During Development	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Based Expense	Adjustment	Stage	Equity/(Deficit)
Balance at April 19, 2001 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Shares issued for cash at $.0326			4,299,860	4,300	135,680		(97,245)				42,735
Shares issued for services at $.0139			514,674	515	11,801			(11,177)			1,139
Amortization of deferred expense								521			521
Comprehensive loss—foreign currency translation adjustment									29,905		29,905
Net loss for the period from inception to April 30, 2002										(95,901)	(95,901)

Balance at April 30, 2002	—	—	4,814,534	4,815	147,481	—	(97,245)	(10,656)	29,905	(95,901)	(21,601)

Shares issued for cash at $1.0677			14,601	15	15,575						15,590
Shares issued for services at $.0214			219,010	219	4,472			(3,127)			1,564
Amortization of deferred expense								3,808			3,808
Receipt of cash for subscription receivable							91,517				91,517
Comprehensive loss—foreign currency translation adjustment									1,534		1,534
Net loss for the year ended April 30, 2003										(111,456)	(111,456)

Balance at April 30, 2003	—	—	5,048,145	5,049	167,528	—	(5,728)	(9,975)	31,439	(207,357)	(19,044)

Shares issued for cash at $1.2479			350,164	350	436,637		(81,464)				355,523
Shares issued for services at $1.2587			22,233	22	27,962			(25,216)			2,768
Amortization of deferred expense								7,691			7,691
Exchange for loan payment and compensation					181,371		2,909				184,280
Comprehensive loss—foreign currency translation adjustment									(51,651)		(51,651)
Net loss for the year ended April 30, 2004										(439,453)	(439,453)

Balance at April 30, 2004	—	—	5,420,541	5,421	813,498	—	(84,283)	(27,500)	(20,212)	(646,810)	40,114

Shares issued for cash at $1.3218			374,073	374	494,069						494,443
Shares issued for services at $1.2308			21,901	22	26,933						26,955
3,650 shares to be issued for service at $1.4973						5,465					5,465
Amortization of deferred expense								26,939			26,939
Receipt of cash for subscription receivable							84,283				84,283
Options issued for services					257,515						257,515
Comprehensive loss—foreign currency translation adjustment									(5,719)		(5,719)
Net loss for the year ended April 30, 2005										(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	—	5,816,515	5,817	1,592,015	5,465	—	(561)	(25,931)	(1,776,100)	(199,295)

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit—(Continued)

For the Period from Inception of Operations (April 19, 2001) to April 30, 2006

	Preferred Stock		Common Stock		Additional Paid- in	Shares to	Subscription	Deferred Equity-	Accumulated Other Comprehensive Loss-Foreign Currency Translation	Deficit Accumulated During Development	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Based Expense	Adjustment	Stage	Equity/(Deficit)
Write off foreign currency translation adjustment									25,931		25,931
Shares issued for cash at $1.5656			12,669	13	19,821						19,834
Shares issued for prior service			3,650	3	5,462	(5,465)					—
Amortization of deferred expense								561			561
Options issued for services					300,616						300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)						(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721						364,721
Convertible Series A Preferred Stock issued for cash at $10,000 (net of issuance costs of $544,169)	464.0000	0.464			4,095,830						4,095,830
Convertible Series A Stock issued on conversion of notes payable	128.6318	0.1286			1,286,318						1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Stock					1,522,317					(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred Stock					(429,757)						(429,757)
Discount on warrant issued with Convertible Series A Preferred Stock					(2,048,531)						(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)						(7,131)
Warrant expense					92,689						92,689
Net loss for the year ended April 30, 2006										(5,002,091)	(5,002,091)

Balance at April 30, 2006	592.6318	$0.5926	14,274,534	$14,275	$6,701,458	$—	$—	$—	$—	$(8,300,508)	$(1,584,774)

The accompanying notes are an integral part of these financial statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended April 30, 2006 and 2005 and for the Period from Inception of Operations

(April 19, 2001) to April 30, 2006

	Year ended April 30,		From Inception of Operations (April 19, 2001) to April 30, 2006
	2006	2005
Cash flows provided by (used for) operating activities:
Net loss	$(5,002,091)	$(1,129,290)	$(6,778,191)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,496	36	1,532
Amortization of stock based expense	562	26,939	39,520
Write off foreign currency translation adjustment	25,931	—	25,931
Change in fair value of warrant liabilities	(137,543)		(137,543)
Shares issued for services and compensation	—	26,955	219,262
Shares to be issued for services	—	5,465	—
Gain on settlement of debts	(5,049)	—	(5,049)
Options expense	300,616	257,515	558,131
Warrant expense	92,689		92,689
Interest expense related to beneficial conversion feature on convertible note	364,721	—	364,721
Interest expense related to warrants issued on convertible note	514,981	—	514,981
Changes in assets and liabilities:
(Increase) decrease in assets—
VAT receivable	61,952	(41,924)	1,816
Restricted funds	(152,048)	—	(152,048)
Prepaid expenses	(82,166)	(8,638)	(90,804)
Deposits	(2,700)		(2,700)
Increase (decrease) in liabilities:
Accounts payable	199,086	64,887	260,501
Accrued liabilities	137,846	117,996	301,418
Deferred revenue	8,572	—	8,572
Due to officer and related party	(186,263)	48,369	(137,894)

Net cash used for operating activities	(3,859,408)	(631,690)	(4,915,155)

Cash flows used for investing activities:
Purchase of equipment	(21,391)	(3,433)	(24,824)

	(21,391)	(3,433)	(24,824)
Net cash used for investing activities
Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment—related party	—	—	(7,367)
Proceeds from convertible note-related party	1,250,000	—	1,250,000
Proceeds from issuance of common stock	19,834	494,443	928,125
Proceeds from issuance of preferred stock	4,095,831		4,095,831
Cash received for subscription receivable	—	84,283	175,801

Net cash provided by financing activities	5,365,665	578,726	6,521,792

Effect of exchange rate changes on cash	—	8,463	5,938

Increase (decrease) in cash	1,484,866	(47,933)	1,587,751
Cash, beginning of period	102,885	150,818	—

Cash, end of period	$1,587,751	$102,885	$1,587,751

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Issuance of warrants in conjunction with convertible preferred stock	$2,341,785	$—	$2,341,785

Deemed dividends related to convertible preferred stock	$1,522,317	$—	$1,522,317

Conversion of note and accrued interest	$1,286,318	$—	$1,286,318

The accompanying notes are an integral part of these financial statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Hibshman Optical Corp. was originally incorporated in the State of New Jersey in 1991 under the name PRS Sub I, Inc. The name was subsequently changed to Service Lube, Inc., then to Fianza Commercial Corp. and then to Hibshman Optical Corp. The business plan since that time had been to seek to enter into a business combination with an entity that had ongoing operations through a reverse merger or other similar type of transaction.

Somanta Incorporated was incorporated as Somantis Limited under the laws of England and Wales on April 19, 2001. Somantis Limited changed its name to Somanta Limited on March 14, 2005, and performed business as a United Kingdom entity through the fiscal year ending April 30, 2005. On August 22, 2005, Somanta Limited became a wholly owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation, pursuant to a share exchange with BOPI.; however, Somanta Limited was deemed the accounting acquirer in this share exchange transaction. On August 24, 2005, the name of BOPI was changed to Somanta Incorporated.

Somanta Pharmaceuticals, Inc. is a development stage biopharmaceutical company engaged in the development of products for the treatment of cancer. The Company has in-licensed five product development candidates from academic and research institutions in the United States and Europe designed for use in anti-cancer therapy in order to advance them along the regulatory and clinical pathways toward commercial approval. The Company intends to obtain approval from the United States Food and Drug Administration (“FDA”) and from the European Medicines Evaluation Agency (“EMEA”) for the products.

Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through April 30, 2006. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

In connection with the merger with Somanta Incorporated, Somanta Pharmaceuticals, Inc., has changed its fiscal year end from December 31 to April 30 which is the fiscal year end of Somanta Incorporated.

Basis of Presentation

The accompanying financial statements include the accounts of Somanta Pharmaceuticals, Inc. ,formerly Hibshman Optical Corp. (legal acquirer) and its 100 % owned subsidiary, Somanta Incorporated. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements for the

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

period from inception through April 30, 2005 are those of Somanta Limited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

Going Concern

The Company reported a net loss of $5,002,091 and net loss applicable to common shareholders of $6,524,408 for the year ended April 30, 2006. The net loss from date of inception, April 19, 2001 to April 30, 2006, totaled $6,778,191 (net loss applicable to common shareholders of $8,300,508). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through April 30, 2006, a significant portion of the Company’s financing has been through private sales of capital stock. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

The Company does not expect to have sufficient cash to fund operations through the third quarter of the fiscal year beginning May 1, 2006, given the current and desired pace of clinical development of its product candidates. If cash reserves are not sufficient to sustain operations during that period, management plans to raise additional capital by selling shares of capital stock or other securities. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

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

2.	Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At April 30, 2006, there were no cash equivalents.

Office Equipment

Office equipment is recorded at cost, net of accumulated depreciation. Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets, five years. The Company recorded depreciation expense for the years ended April 30, 2006 and 2005 of $1,496 and $36, respectively.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets—Patents and Licenses

All patent and license costs are charged to expense when incurred.

Revenue Recognition

The Company recognizes revenue from licensing its proprietary technology in accordance with SEC staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 requires revenue to be recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured. Licensing fees, including upfront payments upon execution of a new agreement, are recognized ratably over the license term of such agreement.

Research and Development

All research and development costs consist of expenditures for royalty payments, licensing fees, and contracted research by third parties.

Stock Based Compensation

The Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively for all employee options granted, modified, or settled after May 1, 2003. In accordance with FASB Statement No. 123, the Company has expensed the fair value of the vested options during its fiscal year beginning May 1, 2005. The fair value was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, volatility factors ranging from zero to 101.8%, risk-free interest rates prevailing at the option grant dates which ranged from 4.1% to 4.8%, and expected option lives ranging from 6 to 7 years. The amounts recorded as expense in years ended April 30, 2006 and 2005, were $300,615 and $257,515, respectively. As of April 30, 2006, there were 3,825,249 options outstanding.

Translation of Foreign Currency in Financial Statements

From inception through the fiscal year ended April 30, 2005, the functional currency of the Company was the United Kingdom pound and its reporting currency was United States dollar.

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the weighted average rates of exchange during the fiscal year. Translation adjustments arising from differences in exchange rates from these transactions are reported as accumulated other comprehensive loss—foreign currency translation adjustment in the statement of stockholders’ deficit. The currency exchange rate as of April 30, 2005 was 1.9122

On August 22, 2005, the Company, then known as Somanta Limited, took part in a share exchange with Bridge Oncology Products, Inc., a Delaware company, and became a subsidiary of Bridge Oncology Products, Inc. (Note 10). As a result of this transaction, Somanta Limited became a wholly owned subsidiary of a U.S. entity and accordingly changed its functional currency to the U.S. dollar as of the fiscal year beginning May 1, 2005.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

Income Taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Income taxes are calculated in accordance with the tax laws of the United States for the year ended April 30, 2006, and in accordance with the tax laws of England and Wales for the year ended April 30, 2005 where the Company was located. Since the Company had net losses for the years ended April 30, 2006 and 2005, provisions for income taxes in the financial statements include only state minimum taxes for the year ended April 30, 2006.

Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Since the Company operates in one business segment dedicated to development of therapeutic candidates for the treatment of cancers, segment disclosure has not been presented. Through fiscal 2005, all of the Company’s assets and operations were located in UK. In fiscal 2006, a majority of the Company’s assets and the headquarters of the corporation have been moved to the United States.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The Company has the following dilutive convertible shares, stock options and warrants as of April 30, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	2006	2005
Convertible preferred stock	9,877,194	—
Stock options	3,825,249	2,204,701
Warrants	6,952,838	—
Total	20,655,281	2,204,701

The Company’s undeclared dividend on Preferred Stock amounting $115,604 was included in the computation of net loss per share in accordance with SFAS No. 129 (note 12).

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123R will be effective for our fiscal year beginning May 1, 2006, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. Management does not believe SFAS 123R will have a material impact on the financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management does not believe SFAS 123R will have a material impact on the financial statements.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123®. An entity that adopted Statement 123® prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

3.	RESTRICTED FUNDS

Under certain provisions of the patent know-how and exclusive sublicense agreement with Immunodex, the Company made a deposit of $150,000 into an escrow account (Note 14). This amount will be released from escrow to Immunodex based on the successful completion of the huBrE-3mAb testing.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2006:

Payroll & vacation	$44,527
Accounting & Legal	110,322
Consultant	687
Interest	2,048

$157,584

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

5.	WARRANT LIABILITIES

The Company issued 6,792,852 warrants in conjunction with convertible note (Note 11) and private placement (Note 12). These warrants have registration rights for the underlying shares. EITF 00-19 provides that contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the Company. The warrant agreements require net cash settlement, at the option of the holders, in the event the Company fails to issue and deliver common stock on exercise of the warrants within three business days of receipt of a written exercise notice by a holder. Pursuant to EITF 00-19, the fair value of the warrants revalued at April 30, 2006 was recorded as a warrant liability amounting $2,855,726. The change in fair value of warrant liabilities from the issuance date to the balance sheet date in the amount of $137,543 was recorded as other income in the consolidated statements of operations.

6.	RELATED PARTY TRANSACTIONS

Fees Paid to Related Party

Pursuant to a financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC (SCO), which the Company has assumed, the Company compensates SCO with a monthly fee of $12,500 and an annual grant of warrants to purchase 150,000 shares of Company common stock at an exercise price of $.001 for the term of the agreement for financial advisory services. In connection with the issuance of the $1,250,000 convertible secured note (Note 11) and the convertible preferred stock (Note 12), the Company had accrued a fee of $474,105 payable to SCO, which is a major shareholder of the Company. This fee and accrued fees of $141,870 for advisory services and other expenses were paid in full in February 2006.

Loan Payable, Officer

In February 2006, the Company repaid the $81,000 loan to its president and Chief Executive Officer. This loan was interest free and payable on the completion of a significant financing.

Agreement with Related Party

Advance Cardiovascular Devices, LLC

In August 2004, the Company entered into a research collaboration and license agreement with a related party, Advanced Cardiovascular Devices, LLC (ACD). These two entities shared a common board member at that time. In August 2005, ACD paid the Company a non-refundable licensing fee of $10,000 (Note 14).

Virium Pharmaceuticals, Inc.

The Company entered into an exclusive co-development and sublicense agreement in February 2005 with a related entity, Virium Pharmaceuticals, Inc. These two entities share a common director and their largest single shareholder, SCO Capital Partners LLC. On May 19, 2005, the Company paid $50,000 to this related party to in-license phenylbutyrate and expensed this amount.

7.	LEASES

The lease on the Company’s London office space of approximately 500 sq. ft. for its UK operations is an operating lease expiring on May 16, 2007. Lease expense for the years ended April 30, 2006 and 2005 were $26,724 and $10,709, respectively.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

On October 1, 2005, the Company entered into an operating lease agreement for its San Diego, CA office space of approximately 250 sq.ft. expiring September 30, 2006. Lease expense for the year ended April 30, 2006 was $17,500.

Future commitments under operating leases are as follows:

Year Ended April 30,
2007	$36,186
2008	987

Total minimum lease payment	$37,173

8.	INCOME TAXES

The significant components of the Company’s income tax provision (benefit) at April 30, 2006 and April 30, 2005 are as follows:

	April 30, 2006	April 30, 2005
Current Taxes:
Federal	—	—
State	2,339	—
Foreign	—	—

Total	2,339	—

Deferred Taxes:
Federal	—	—
State	—	—
Foreign	—	—

Total	—	—

The principal components of the Company’s deferred tax assets at April 30, 2006 and April 30, 2005 are as follows:

	April 30, 2006	April 30, 2005
US Net Operating Loss Carryforwards at statutory rate	1,107,000	—
UK Net Operating Loss Carryforwards at statutory rate	703,000	462,000

Total	1,810,000	462,000
Less Valuation Allowance	(1,810,000)	(462,000)

Net Deferred Tax assets	—	—

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rate to the loss before income taxes is as follows:

	April 30, 2006	April 30, 2005
Income tax (benefit) expense at statutory rate	(1,701,000)	(450,000)
Non Deductible Expenses at statutory rate	335,000	(12,000)
Other	18,000
Change in valuation allowance at statutory rate	1,348,000	462,000

	—	—

The Company has established a valuation allowance against its deferred tax asset, due to the uncertainty of the realization of the asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At April 30, 2006 and 2005, the Company had US net operating loss carryforwards of approximately $3,256,000 and $0 respectively, which may be available to offset future taxable income for tax purposes. These net operating loss carryforwards expire in 2026. At April 30, 2006 and 2005, the Company also had UK net operating loss carryforwards of approximately $2,696,000 and $1,776,000 respectively.

The Internal Revenue Code limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of $167,000 of its prior net operating loss carryforwards will be significantly limited, because the Company underwent “ownership changes” during the fiscal year ended April 30, 2006. Further, the use of UK net operating loss carryforwards may be limited.

9.	STOCKHOLDERS’ TRANSACTIONS

Common Stock

From inception through April 30, 2003, the Company financed its operations through the sale of 4,314,461 shares of common stock to individual investors at prices in United Kingdom Pounds translated into US Dollars ranging from approximately $0.03, to $1.10, for a total of $155,570. Of this total, $5,728 remained unpaid at the end April 30, 2003 and was recorded as subscription receivable. In addition, 733,684 shares were issued at $0.03 for the services of consultants, for a total of $17,007. Of this total, $9,975 was recorded to deferred equity-based expense, because some services were performed in the subsequent years. The services were accounted for at the fair value of the common stock issued, measured at the dates the commitments for service were reached with the contractors. The fair value of these shares was determined as equal to the value at which shares were being sold to unaffiliated investors at the times of the commitments for service.

For the year ending April 30, 2004, the Company completed additional sales of 350,164 shares of common stock at approximately $1.23 for a total of $436,987. At the end of April 30, 2004, the amount remaining unpaid for all prior equity sales was $84,283 and was recorded as subscription receivable. The Company issued 22,233 shares of common stock at approximately $1.23 for the services of a consultant, for a total of $27,985. Of this total, $25,216 was recorded as deferred equity-based expense. During the year ended April 30, 2004, 146,007 issued shares were purchased by the President and Chief Executive Officer of the Company from an individual

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

who had not paid for the shares. The fair value of these shares, was determined as equal to the value at which shares were being sold to all other unaffiliated investors at the time of this share purchase. The Company recorded the difference between the purchase price and the fair value of the shares as compensation expense amounting to $181,371.

For the year ending April 30, 2005, the Company sold 374,074 shares to individual investors at approximately $1.33, for a total of $494,443. In this period, 21,901 shares of common stock were issued at approximately $1.23 per share for the services of a consultant, for a total of $26,955.

During the year ended April 30, 2006, the Company sold 12,669 shares to an individual investor at approximately $1.57, for a total of $19,834. In this period, 3,650 shares of common stock were issued at approximately $1.50 in satisfaction of the shares to be issued at April 30, 2005 for a balance of $5,465.

Stock Options

The Board of Directors adopted and the stockholders approved the 2005 Equity Incentive Plan in June 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to its future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 8,000,000 shares reserved for grants of options under the plan, of which 2,204,701 have been issued as substitutions with exact same terms for the 2,204,701 previously issued options outstanding as of April 30, 2005. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on August 31, 2015. As of April 30, 2006, 4,174,751 shares were available for future grants.

For the year ended April 30, 2005, options to purchase 2,204,701 shares were granted with an exercise price of $1.23, equal to the fair market value of the stock in that period. In accordance with FASB Statement No. 123, the Company has expensed $257,515, the fair value of the vested options that year. The fair value was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of zero, risk-free interest rates prevailing at the option grant dates which ranged from 4.1% to 4.7%, and expected option lives ranging from 3.5 to 5.7 years.

For the year ended April 30, 2006, options to purchase 1,781,170 shares were granted with an exercise price of $0.60, equal to the fair market value of the stock in that period. In accordance with FASB Statement No. 123, the Company has expensed $300,615, the fair value of the vested options that year. The fair value was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, volatility factors ranging from zero to 101.8%, risk-free interest rates prevailing at the option grant dates which ranged from 4.1% to 4.8%, and expected option lives ranging from 6 to 7 years. The fair market value of the stock used in the Black-Scholes valuation model was equal to the most recent value at which shares were being sold to unaffiliated investors.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes activity for stock options issued to employees and directors for the years ended April 30, 2006 and 2005:

	Shares	Wtd. Avg Exercise Price
Outstanding April 30, 2004	—
Granted	2,204,701	$1.23
Exercised	—
Forfeited	—
Expired	—
Outstanding April 30, 2005	2,204,701	$1.23
Granted	1,781,170	$.60
Exercised	—
Forfeited	(160,622)	$1.23
Expired	—
Outstanding April 30, 2006	3,825,249	$.94

The following table summarizes information about Company stock options outstanding as of April 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wtd. Avg Remaining Contr. Life	Wtd. Avg Exercise Price	Number Exercisable	Wtd. Avg Exercise Price
$.60-$1.23	3,825,249	7.9 years	$.94	1,976,121	$1.22

Stock Warrants

Through the year ended April 30, 2005, the Company issued no warrants. During the year ended April 30, 2006, the Company issued warrants to non-employees to purchase up to 6,952,838 common shares over periods ranging from 5 to 7 years at prices ranging from $0.01 to $2.25. Included in the warrants issued were warrants to a non-employee to purchase up to 9,987 common shares over a five year period at a price of $2.25. In accordance with EITF 96-18, the Company determined that the fair value of the equity instrument issued was more reliably measured because it was difficult to determine the value of the services performed. In accordance with FASB Statement No. 123, the Company has expensed the fair value of all the warrants issued during the year. The fair value was estimated using the Black-Scholes valuation method. The assumptions utilized in the valuation model were a dividend yield of zero, volatility factors ranging from 76.5 to 97.2%, the risk-free interest rates prevailing at the warrant issuance dates, which ranged from 4.1 to 4.9%, and expected warrant lives ranging from 2.5 to 3.5 years. The fair market value of the warrants used in the Black-Scholes valuation model was equal to the most recent value at which shares were being sold to unaffiliated investors.

The following table summarizes the activity for warrants issued during the year ended April 30, 2006. The Company issued no warrants during the years ended April 30, 2005 and 2004.

	Shares	Wtd. Avg. Exercise Price
Outstanding April 30, 2005	—
Granted	6,952,838	$.62
Exercised	—
Forfeited	—
Expired	—
Outstanding April 30, 2006	6,952,838	$.62

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about warrants outstanding as of April 30, 2006:

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg Remaining Contr. Life	Wtd. Avg Exercise Price	Number Exercisable	Wtd. Avg Exercise Price
$0.01	1,016,534	6.6 years	$0.01	1,016,534	$0.01
$0.60	987,720	5.8 years	$0.60	987,720	$0.60
$0.75	4,938,597	5.8 years	$0.75	4,938,597	$0.75
$2.25	9,987	4.1 years	$2.25	9,987	$2.25

10.	SHARE EXCHANGE AGREEMENT AND PLAN OF MERGER AGREEMENT

On August 22, 2005, Somanta Limited, a company organized under the laws of England and Wales, became a wholly-owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation pursuant to a share exchange with BOPI. BOPI was formed in February 2005, and its only operation was to in-license a product development candidate for development outside the United States and Canada.

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

Somanta Limited options were all priced at 5 pence pursuant to Somanta Limited’s Board resolution dated May 18, 2005. These option grant prices were converted into US dollars at the exchange rate on June 13, 2005, to $0.09 per share. After the exchange ratio from the share exchange was applied, these options now have an exercise price of $1.232828 per share for each BOPI option issued in the share exchange.

The acquisition was accounted for as a recapitalization, as described in FASB 141, 17-3. This transaction is treated as a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to Somanta Limited issuing stock for the net monetary assets of BOPI, accompanied by a recapitalization. The assets of BOPI were recorded at the historical value. The intangible asset on BOPI’s books was written off to the income statement on the date of the acquisition (August 22, 2005). Accordingly, the historical financial statements of Somanta Limited became the historical financial statements of BOPI after this transaction. In accounting for this transaction, since Somanta Limited is deemed to be the purchaser and surviving company, its net assets have been included in the consolidated balance sheets at their historical book values.

On August 24, 2005, the name of BOPI was changed to Somanta Incorporated (“SI”).

On September 7, 2005, SI entered into a letter of intent to effect a merger with Hibshman Optical Corp (“Hibshman”), a New Jersey corporation, and a public reporting company that did not have a market for its common stock. Hibshman was formed in 1991 under the name PRS Sub I, Inc., as a subsidiary of People Ridesharing Systems, Inc. (“PRS”), a public corporation that had filed for Bankruptcy in 1989. In March 1992

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

the name of PRS Sub I was changed to Service Lube, Inc., in anticipation of becoming an operating business. In April 1992 the name was changed to Fianza Commercial Corp. Again in April 1992 the name was changed to Hibshman. Hibshman never had an operating business, its stock never traded publicly, and its shareholders never received stock certificates.

On September 27, 2005, Hibshman, pursuant to an action taken by the written consent of its board and shareholders, adopted an Agreement and Plan of Merger to effect the reincorporation of Hibshman into Delaware prior to the merger with SI. Hibshman formed a new Delaware corporation which was a wholly owned subsidiary of Hibshman (“Delaware NewCo”). At the closing of the reincorporation, Hibshman merged into Delaware NewCo and each outstanding Hibshman share was exchanged for .01305340 of Delaware NewCo shares with each registered holder of a fractional share being issued 50 Delaware NewCo shares in lieu of such fractional share. Delaware NewCo was the surviving entity and the successor issuer under the Exchange Act and had 576,700 outstanding shares. Delaware NewCo was named “Somanta Pharmaceuticals, Inc.”

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

The acquisition was accounted for as a recapitalization, as described in FASB 141, 17-3. This transaction is treated as a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to Somanta Incorporated issuing stock for the net monetary assets of Hibshman Optical Corp., accompanied by a recapitalization. Accordingly, the historical financial statements of Somanta Incorporated became the historical financial statements of Hibshman Optical Corp. after this transaction. In accounting for this transaction, since Somanta Incorporated is deemed to be the purchaser and surviving company, its net assets have been included in the consolidated balance sheets at their historical book values. Somanta Pharmaceuticals, Inc., elected to change the fiscal year end from December 31 to April 30 of Somanta Incorporated.

11.	CONVERTIBLE NOTE

On August 23, 2005, Bridge Oncology Products, Inc. (“BOPI”) issued a $1,000,000 secured convertible note to SCO Capital Partners LLC (“SCO”). The note was secured by BOPI’s assets, carries an annual interest rate of 7.5%, and was due at the earlier of (i) BOPI’s completion of a qualified equity financing of at least $10,000,000 or (ii) August 23, 2006. SCO had the option to be repaid in cash or to convert the debt into the shares of a qualified equity financing at the lowest price paid by institutional investors.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

In addition, for each $50,000 borrowed on the additional $250,000 line of credit, the Company agreed to issue a six-year warrant to purchase 173,307 shares of common stock in the amount of 1% of the Company’s fully diluted common shares outstanding at an exercise price of $0.01 per share. SI has drawn an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and has issued warrants to purchase a total of 866,534 shares of common stock to SCO. These warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share at the issuance date and re-measured at $0.59 as of April 30, 2006. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance and 4.95% at April 30, 2006, volatility factors of 97.24% at the issuance and 76.63% at April 30, 2006, calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of these warrants have been exercised as of April 30, 2006.

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

In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the convertible note payable had a non-cash beneficial conversion feature of $364,721, which was determined once the qualified equity financing was finalized. The beneficial conversion feature was calculated on the note commitment date but recognized when the contingency of conversion was

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

resolved and was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $514,981 to the debt as debt discount and the fair value of the Company’s common stock of $0.60 per share. The value of the Company’s common stock of $0.60 per share was based on the value of common stock obtained through negotiation for independent sales of common stock to unaffiliated investors. After the allocation of proceeds between the debt and warrants are made, conversion price of $0.425 was calculated based on the allocated amount to debts divided by 2,083,333, the total number of shares into which the note is convertible. The calculated amount of $0.175, the difference of the fair value of the common stock of $0.60 and the effective conversion price of $0.425, represents the beneficial value per share. This beneficial value was applied to the total shares into which the note is convertible, to calculate the beneficial conversion feature. The proceeds of $1,250,000 on the note were recorded net of the discount of $364,721 on account of the beneficial conversion feature and discount of $514,981 on account of the full fair value of the warrants. In conjunction with the private placement (Note 12), the debt and accrued interest was converted into 128.6318 shares of Series A Convertible Preferred Stock. The discounts on account of the beneficial conversion feature and fair value of the warrants have been recognized as additional interest expense on conversion.

12.	PRIVATE PLACEMENT

On January 31, 2006, Somanta Pharmaceuticals, Inc. completed a private placement of 592.6318 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) at a price of $10,000 per share, including six-year warrants to purchase an additional 4,938,598 shares of its common stock. The Series A Preferred shares consisted of 464 shares purchased by investors which are convertible into 7,733,333 shares of common stock and 128.6318 shares that gave effect to the conversion amount of $1,286,318, representing the value of the converted note of $1,250,000 (Note 11) and the associated accrued interest of $36,318. The total 592.6318 preferred shares are convertible into 9,877,197 common shares. Gross proceeds to Somanta were $4,640,000, including $3,671,209 in cash, payments to various vendors amounting $968,791, which included cash payment of $624,105 to SCO Securities, LLC, its placement agent.

The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share at the issuance date . The warrants expire on January 31, 2012. None of the warrants have been exercised as of April 30, 2006.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

The Series A Preferred has been classified as equity, as the Series A Preferred stock is not redeemable. In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, the Company has determined that the Series A Preferred had a beneficial conversion feature of $1,522,317 as of the date of issuance. As such, the Company recorded a non-cash deemed dividend of $1,522,317 resulting from the difference between the conversion price determined after allocation of the full fair value of the warrants of $0.41 at the issuance date ,revalued at $0.39 as of April 30, 2006 , and the fair value of common stock of $0.60. The carrying value of the Series A Preferred of $5,926,318 was recorded net of the deemed dividend of $1,522,317 and a discount of $2,048,531 at the issuance date. The change in fair value of the warrants was recorded as other income in the consolidated statement of operations for the year ended April 30, 2006.

The holders of the Series A Preferred and warrants have registration rights which obligate the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the Series A Preferred and the common stock issuable upon exercise of the warrants (as well as certain other securities of the Company) within 30 days after the closing of the private placement. In the event the registration statement is not filed within such thirty day period or if the registration statement is not effective within 120 days after the date it is filed, or a registration statement, once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, liquidated damages for such failure, equal to 1% of the holders of the Series A Preferred investment amount for each thirty day period in which the registration statement is not filed or effective, or maintained effective, as the case may be. The Company has filed the registration statement with the SEC but it has not yet been declared effective. This penalty obligation expires on January 31, 2007.

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. In accordance with SFAS 5, the Company did not accrue any liquidated damages as of April 30, 2006, since the incurrence of damages was neither probable nor estimable.

The Company also issued six year warrants to its placement agent to purchase 987,720 common shares at $0.60 per share to SCO Securities LLC, as part of the success fees of 10% of the aggregate value of the transaction at sales price of common stock. These warrants are immediately exercisable upon issuance. The fair value of these warrants at the date of issuance was estimated to be $0.44 per share and revalued at $0.41 as of April 30, 2006 and has been recorded as issuance costs and offset against the proceeds of the Series A Preferred.

The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at April 30, 2006 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.50% at the issuance date and 4.95% at April 30, 2006, no dividend yield, volatility factors of 81.89% and 97.24% at the issuance date and 76.48% to 76.63% at April 30, 2006, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and unaffiliated third party Series A investors.

The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19 as described in Note 5.

The fair value of the warrants was reassessed at the end of the fiscal year 2006 with changes in fair value recorded in earnings and disclosed in the financial statements.

The holders of the Series A Preferred Stock are entitled to receive, when, if and as declared by the Board, dividends at 8% per annum cumulative from the date of issuance of the shares of Preferred Stock. The board did not declare the dividends as of April 30 2006. Therefore, a dividend of $115,604 on the Preferred Stock has not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of net loss per share.

13.	COMMITMENTS—EMPLOYMENT AND CONSULTING AGREEMENTS

The Company entered into a service agreement with its Executive Chairman on January 10, 2005. The Company agreed to pay a monthly cash retainer of $10,000 for any director’s or other fees receivable by the executive chairman. The agreement was terminated with the closing of the share exchange with Bridge Oncology (see Note 10) and was replaced by an Executive Employment agreement in January 2006. In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In January 2006, the Company entered into an employment agreement with the Company’s Chief Financial Officer (“CFO”). Under the agreement, the CFO is to be paid an annual base salary of $215,000 and also entitled to receive an annual bonus and additional stock option grants at the discretion of the Company’s board of directors.

In November 2005, the Company entered into two monthly consulting agreements: (i) a Service Provision Agreement with Pharma Consultancy Limited (PCL), a UK company controlled by one of the Company’s stockholders pursuant to which the Company will pay PCL approximately $278,000 per year, for services rendered by to the Company as an independent consultant in connection with the management of the Company’s clinical activities, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice; and (ii) a Service Provision Agreement with an independent consultant pursuant to which the Company will pay approximately $156,000 per year for services rendered by the consultant to the Company as an independent consultant in connection with the pre-clinical activities related to the manufacturing of the Company’s product candidates, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and that may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice. This agreement was amended in April 2006 to include GTE Consultancy Limited (GTE), a company organized under the laws of United Kingdom and owned by the consultant, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both PCL and GTE may also be granted cash bonuses and stock options in the future.

One of the Company’s former directors and current President and CEO of Advanced Cardiovascular Devices LLC (Notes 6 and 10) resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. Concurrently he entered into a consulting arrangement with the Company under which he was paid $5,000 per month. On February 27, 2006, the Company terminated this consulting arrangement.

The Company’s former CFO resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. In January 2006, he entered into a monthly consulting arrangement with the Company under which he is paid $5,000 per month retroactive to June 2005.

Pursuant to a financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC (SCO), which the Company has assumed, the Company compensates SCO with a monthly fee of $12,500 and an annual grant of warrants to purchase 150,000 shares of Company common stock at an exercise price of $0.01 for the term of the agreement for financial advisory services (Note 6). The agreement extends 24 months beyond the last financial transaction for which the Company compensates SCO pursuant to the agreement.

14.	SIGNIFICANT CONTRACTS AND LICENSES

IN-LICENSING AGREEMENTS

Cypomics, Ltd.

On November 1, 2001, the Company and Cypomics entered into a shareholder and intellectual property rights agreement for the Company to fund a research and development program conducted by Cypomics. On July 20, 2005, this agreement was terminated.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

De Montfort University

In November 2001, the Company entered into a Patent and Know-how Assignment and License Agreement with De Montfort University of Leicester, England, pursuant to which De Montfort University agreed to assign to the Company the key patent related to chloroethylaminoanthraquinone, a cytotoxic small molecule and to exclusively license to the Company certain know-how related to this molecule for use in field of the treatment of cancer. In March 2003, the Company amended and restated that agreement to extend the time period in which the assignment and license would be triggered. In October 2005, De Montfort University formally assigned the patent that covers the molecule to the Company. Pursuant to the agreement with De Montfort University, the Company paid De Montfort an initial assignment fee of $42,815 in March 2004 and issued 219,010 shares of common stock to De Montfort valued at $4,677 in December 2001. The Company is not obligated to make any royalty payments to De Montfort based on the sale of any product that is based on this small molecule, but it is obligated to pay De Montfort certain milestone payments based on the achievement of agreed upon clinical milestones. If the Company successfully achieves each of these milestones, it would be obligated to pay De Montfort a total aggregate amount of milestone payments of GBP 250,000, or approximately $445,832. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. The Company has the right to terminate its agreement with De Montfort on 90 days advance notice, and either party has the right to terminate the agreement for breach by the other party upon 90 days advance notice (60 days for payment failures), if such breach is not cured within the notice period.

Immunodex, Inc.

On January 25, 2002, the Company entered into a Patent Know-How and License Option Agreement with Immunorex, Inc. (later renamed Immunodex, Inc.) giving it a worldwide, exclusive sublicense, with the right to further sublicense, to all human radioimmunotherapy applications of certain patents on BrE3 and Mc3 monoclonal antibodies for use in breast cancer and other types of cancer. Pursuant to this agreement, the Company paid Immunodex an initial license fee of $10,000 and sold 292,012 shares of common stock to Immunodex for $5,638.

In August 2005, the Company entered into a Patent and Know-how Exclusive Sublicense Agreement with Immunodex, Inc. which had essentially the same terms and conditions as the 2002 agreement and which superseded that agreement. It also superseded prior agreements dated March 1, 2002 and September 17, 2002 related to the same subject matter. Pursuant to this August 2005 agreement, the Company paid Immunodex an initial license fee of $300,000. In addition, the Company is obligated to pay Immunodex $150,000 upon the delivery by Immunodex of each cell line that is necessary to manufacture each of the BrE3 and Mc3 monoclonal antibodies. The Company is further obligated to pay Immunodex annual license maintenance fees and all costs and expenses associated with the prosecution and maintenance of each of the patents licensed to the Company under the agreement. The Company’s obligation to pay this fee is reduced at such time as it begins to sell a product based on either of the antibodies, and terminates in its entirety at such time as the Company is selling products based on both antibodies.

Assuming the Company begins to sell products based on both antibodies 15 years after the date of the August 2005 agreement, or August 2020, which is the anticipated development timetable, the Company would have to pay to Immunodex an additional $4,050,000 in maintenance fees and cell line transfer fees during that time period. In addition, the Company is obligated to pay Immunodex a royalty based on the net sales, if any, of products based on the antibodies. Further, the Company is obligated to develop both antibodies on an agreed-upon timetable. If the Company fails to achieve any of the agreed-upon clinical development and regulatory

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

milestones, Immunodex would then have the right to terminate the August 2005 agreement with respect to the product candidate for which the failure occurred, and if such a termination occurs, the Company would be obligated to pay Immunodex a termination fee of up to $500,000 for each product candidate so terminated. The Company are also entitled to terminate the agreement with respect to either antibody, or both, upon 90 days advance notice to Immunodex. Notwithstanding the foregoing, the Company does not have to pay a termination fee with respect to either antibody if the agreement is terminated due to: (i) negative results of toxicity testing for the applicable drug candidate that the FDA indicates would preclude further testing of such drug candidate, (ii) a third party being granted orphan drug status by the FDA for a drug that would preclude the Company from receiving orphan drug status with respect to the applicable drug candidate, or (iii) the Company’s inability to achieve commercially viable yields with respect to the manufacture of the applicable drug candidate.

If the Company sublicenses its rights with respect to either antibody, the Company would be obligated to pay to Immunodex a sublicensing fee not to exceed $1,000,000 for each such sublicense granted based on payments received from each such sub-licensee.

The term of the August 2005 agreement expires on the later to occur of: (i) the expiration of the last to expire licensed patent, or (ii) fifteen (15) years after the first commercial sale of a product covered by the licensed patents.

In August 2005, the Company made a deposit of $150,000 into an escrow account pursuant to this agreement. In December 2005, this $150,000 was released from escrow and paid to Immunodex and recorded as R&D expense, based on the successful completion of the huBrE-3 mAb testing. In February, 2006, the Company made a deposit of $150,000 into an escrow account pursuant to this agreement and presented as restricted funds in the consolidated balance sheet. The release of these funds is contingent upon successful completion of the huMc3 mAb testing.

The School of Pharmacy, University of London (SOP)

In March 2004, the Company entered into a Patent and Know-how Assignment and License Option Agreement with The School of Pharmacy, University of London. The Agreement granted to the Company an option to acquire the rights to the key patent application related to di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug and an exclusive worldwide license to the related know-how for development and commercialization in the field of the treatment of cancer. Pursuant to this agreement, the Company paid an initial option fee of $44,575 and issued 131,505 shares of common stock valued at $2,630 to The School of Pharmacy. In September 2005, The School of Pharmacy formally assigned to the Company the rights to the key patent application and the relevant know-how in the field of the treatment of cancer. The Agreement obligate the Company to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to the prodrug. If the Company successfully achieve each of these milestones, it would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $490,415. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. If the Company fails to achieve any of these agreed upon clinical milestones, The School of Pharmacy would have the right to terminate the know-how license under the agreement. In addition, the Company is obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on the prodrug. The Company has the right to terminate the agreement with the The School of Pharmacy on 90 days advance notice, and either party has the right to terminate the agreement for breach by the other party upon 90 days advance notice (60 days for payment failures), if such breach is not cured within the notice period. In February, 2006, SOP waived the condition in the agreement that the Company assign the patent back to SOP if the Company was unable to complete a substantial funding by December 31, 2005.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Virium Pharmaceuticals, Inc. (Virium)

In February 2005, Bridge Oncology Products, Inc. (BOPI), entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc. covering the worldwide rights, excluding the United States and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. BOPI paid an upfront license fee of $50,000. As a result of the exchange agreement with BOPI, the Company has succeeded to the rights and obligations under this Agreement. The Company’s single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc., and the companies share a common director (Note 6).

Virium is also a party to a sublicense agreement with VectraMed, Inc. for the rights to develop and commercialize PB worldwide for the treatment of cancer, autoimmune diseases and other clinical indications. In turn, VectraMed has obtained its rights to the product under an Exclusive Patent License Agreement dated May 25, 1995 with the U.S. Public Health Service (“PHS”) representing the National Institutes of Health. VectraMed subsequently assigned all its rights to PB to Virium pursuant to a novation agreement dated May 10, 2005. Virium is in the process of obtaining PHS approval for this agreement.

The Company is responsible for the conduct of clinical trials and patent prosecution outside the United States and Canada and payment of royalties to Virium on net product sales until such time as the patents covering such products expire. These patents expire at various times between 2011 and 2016.

The Company’s agreement with Virium does not fully comply with the sublicensing requirements set forth in Virium’s agreement with the National Institutes of Health because it does not expressly incorporate by reference all of the relevant sections of Virium’s license with NIH. The Company is currently seeking to amend its agreement with Virium to bring it into full compliance with such sublicensing requirements and to permit the Company to become a direct licensee of the NIH, should Virium default on its license with the NIH.

COLLABORATIONS

Cancer Research Institute of Contra Costa (CRICC)

In August 2005, the Company entered into an Agreement Regarding Academic Clinical Study with the Cancer Research Institute of Contra Costa to provide financial support for an on-going Phase I-II clinical trial of patients with recurrent, metastatic breast cancer using the humanized monoclonal antibody BrE-3, labeled with Yttrium-90. In this trial, the antibody is being administered to patients in combination with the chemotherapeutic drug, Xeloda®. This agreement superseded a similar agreement signed in October 2003, which related to the same subject matter. Pursuant to this agreement, the Company is obligated to reimburse the Cancer Research Institute of Contra Costa over the twenty-four moths after the date of the agreement for the costs associated with the treatment of at least 10 patients with recurrent, metastatic breast cancer that are enrolled in the current Phase I/II clinical trial of Phoenix, which is being conducted at New York University/Bellevue Hospital. The Company does not expect these reimbursement payments to exceed $300,000 in the aggregate.

The School of Pharmacy, University of London (SOP)

On March 10, 2004, the Company and SOP entered into an agreement for the Company to fund a research and development project staffed by SOP scientists to develop di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug, and to evaluate them as candidates for clinical trials. The initiation of this project was a condition of the perfection of a license option granted to the Company by SOP (see In-Licensing Agreements) on March 16, 2004. On September 21, 2005, the Company and SOP mutually terminated this agreement.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

University of Bradford (UoB)

On March 1, 2006, the Company entered into an agreement with University of Bradford, England for the Company to fund a two-year research and development project staffed by UoB scientists to evaluate di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug and to evaluate and provide data on chloroethylaminoanthraquinone to support the requirements to initiate clinical trials. The Company accrued $55,000 for project costs based on this agreement as of April 30, 2006.

OUT-LICENSING AGREEMENT

Advanced Cardiovascular Devices LLC (ACD)

On August 31, 2004, the Company entered into a research collaboration and license agreement with ACD. Under the agreement Somanta granted to ACD an exclusive license to use Somanta’s intellectual property, including the licensed patent and know-how related to chloroethlylaminoanthraquinone (see De Montfort University), a cytotoxic small molecule, in the field of vascular disorders using stents and devices in that field. The term of this agreement expires when the underlying patent expires in 2015. ACD agreed to pay Somanta a licensing fee at such time as ACD had received funding, plus milestones, and royalties on future product sales. In August, 2005, ACD paid the Company a non-refundable licensing fee of $10,000. In addition, ACD is obligated to develop a product based on the small molecule pursuant to an agreed-upon timetable. If ACD fails to achieve any of the agreed upon milestones, the Company would have the right to terminate the agreement; provided, however, that ACD could prevent the Company from so terminating the agreement with respect to the applicable failure by paying the Company a fee not to exceed $500,000 to reinstate its rights under the agreement. In addition, ACD is also obligated to pay the Company a royalty based on net sales, if any, of products based on the small molecule. Either party may terminate this agreement on 30 days advance notice for breach by the other party if the breach is not cured within such 30 day period. In addition, ACD may terminate the agreement upon written notice to the Company and without any further obligation if the licensed technology does not perform to the reasonable satisfaction of ACD or cannot be commercialized because of safety or efficacy reasons or because ACD is unable to raise the funds necessary to develop a product based on the licensed technology.

15.	SUBSEQUENT EVENTS

LEASES

The lease on the Company’s London office space was renewed on May 16, 2006, to expire on May 16, 2007.

CHANGES IN EMPLOYMENT AND CONSULTING AGREEMENTS

As of June 30, 2006, the Company terminated its employment agreement with its current Chief Financial Officer. As of that date, the Company vested 25% of this employee’s options to purchase the Company’s common stock and will permit the employee to exercise his option to purchase common stock at any time within the subsequent twelve months.

Effective June 1, 2006, the Company changed the consulting arrangement made in January 2006 with the Company’s former CFO, under which he was paid $5,000 per month, to $100 per hour worked and granted options to acquire 25,000 shares of the Company’s common stock at $0.60 per share.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman (the “Principal Executive Officer”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and CFO concluded that as of April 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended April 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

DESCRIPTION OF OUR CURRENT BOARD

The following are the directors of the Company:

Name of Director	Age	Director Since
Michael R. D. Ashton	60	September 2004
Terrance J. Bruggeman	59	January 2005
Jeffrey B. Davis	43	August 2005
Agamemnon A. Epenetos	57	April 2001
John R. Gibson	57	May 2005
Kathleen H. Van Sleen	46	August 2005

Michael R. D. Ashton

Mr. Ashton was a director of Somanta Limited from September 2004 through August 2005. Mr. Ashton served as a director of Somanta Incorporated from August 2005 through January 2006. Mr. Ashton became a director of ours in January 2006 and serves as the Chairman of our corporate governance and nominating committee and is a member of our audit and compensation committees. From 1998 through March 2006, Mr. Ashton was the Chief Executive Officer of SkyePharma PLC, an international drug delivery company, based in England. He is a member of the Board of Directors of Astralis Ltd., Transition Therapeutics, Inc., and Vital Living Inc. Mr. Ashton has a Bachelor of Pharmacy from Sydney University and a MBA from Rutgers University.

Terrance J. Bruggeman

Mr. Bruggeman was the Executive Chairman and a director of Somanta Limited from January 2005 through August 2005. Mr. Bruggeman was the Executive Chairman and a director of Somanta Incorporated from August 2005 through January 2006. In January 2006, Mr. Bruggeman became our Executive Chairman and a director. Effective July 1, 2006, Mr. Bruggeman was also appointed as our Chief Financial Officer, Treasurer and Secretary. From 2002 to 2005, Mr. Bruggeman was Chairman, President and Chief Executive Officer of Aspetuck Capital Partners, Inc., a strategic consulting and interim management firm focused on development stage business. He was President and Chief Executive Officer of SureBeam Corporation, supplier of electron beam food safety systems from 2003 to 2004 (SureBeam filed for Chapter 7 liquidation in January, 2004) and from 1999 to 2002 was Chairman, President and Chief Executive Officer of Provasis Therapeutics, Inc., a medical device company treating vascular diseases. He was Chairman, President and Chief Executive Officer of Diversa Corporation, an entity discovering, developing and optimizing novel enzymes and other bioactive compounds for use in industrial agricultural and pharmaceutical application from 1996 to 1999. Mr. Bruggeman is an Advisor Director of InnerTalent, Inc., Chairman of Advanced Cardiovascular Devices, LLC, and an Adviser Director at the College of Business, California State University, San Marcos. Mr. Bruggeman is a member of the Board of Directors of the Burnham Institute for Medical Research, BIOCOM and The Lincoln Park Zoological Society. Mr. Bruggeman has his BA from the University of Notre Dame and attended the MBA program at the University of Chicago.

Jeffrey B. Davis

Mr. Davis became a director of Somanta Incorporated in August 2005. Mr. Davis became a director of ours in January 2006 and serves as Chair of our compensation committee and as a member of our audit committee.

Since 1997, Mr. Davis has been President of SCO Financial Group LLC and SCO Securities LLC. SCO is a life sciences merchant banking group. Mr. Davis is a member of the Board of Directors of Virium Pharmaceuticals, Inc. Mr. Davis has a BS from Boston University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Davis is currently on the board of MacroChem Corporation, Uluru, Inc. and Access Pharmaceuticals, Inc. Mr. Davis is also a director of Virium Pharmaceuticals, Inc., a private biotechnology company, which has sublicensed rights to co-develop PB to us, and he is a principal of SCO Securities LLC, which provides certain financial advisory services to us.

Agamemnon A. Epenetos

Professor Epenetos was the founder and has been Chief Executive Officer and a director of Somanta Limited since April 2001 and became the Chief Executive Officer and a director of Somanta Incorporated in August 2005, and President of Somanta Incorporated in September 2005. Professor Epenetos then became our President, Chief Executive Officer and a director in January 2006. From 1990 to 2001 he was Chairman (1990-1996) and Chief Scientific Officer (1997-2001) of Antisoma plc, a biotechnology company focused on the development of oncology drugs.

Professor Epenetos is a member of the Board of Directors and Chairman of Alexis Biotech Ltd, Trojantec Ltd, and Lifeline Biotech Ltd. He is a medical oncologist at St. Bartholomew’s Hospital and a consultant in clinical oncology at The Harley Street Cancer Clinic. He is a visiting Professor at Imperial College and the School of Pharmacy, University of London. Professor Epenetos holds a medical degree (MB, ChB) from Glasgow University and a PhD from University College London. Dr. Epenetos is currently a practicing medical oncologist in the National Health Service in the United Kingdom. His practice is limited to one half day per week and this does not now, and we have no reason to believe that it will in the future, interfere with his responsibilities as our Chief Executive Officer.

John R. Gibson

Dr. Gibson was a director of Somanta Limited from May 2005 through August 2005. In August 2005, Dr. Gibson became a director of Somanta Incorporated. In January 2006, Dr. Gibson became a director of ours and serves as a member of our compensation and corporate governance and nominating committees. Dr. Gibson has been Senior Vice President, Global Development for Allergan, Inc., a leading pharmaceutical company, since 1993. Dr. Gibson is a member of the Board of Directors of the British American Business Council, Orange County. Dr. Gibson holds his medical degree (MB, ChB) from Glasgow University.

Kathleen H. Van Sleen

Ms. Van Sleen was a director of Somanta Incorporated from August 2005 through January 2006. Ms. Van Sleen became a director of ours in January 2006 and is Chairman of our audit committee and a member of our corporate governance and nominating and compensation committees. Since 2005, Ms. Van Sleen has been part owner and a senior member of management of Reventures Operating Co., Inc., a real estate development and management company, and was previously Vice President Finance for NuVida Ventures, LLC, a real estate investment firm. From 1999 to 2005, Ms. Van Sleen served as interim Chief Financial Officer for a number of emerging growth companies. From 1996 to 1999, she was Senior Vice President-Finance and Administration, Chief Financial Officer of Diversa Corporation, an entity discovering, developing and optimizing novel enzymes and other bioactive compounds for use in industrial agricultural and pharmaceutical application. Ms. Van Sleen holds a BS from George Mason University, an MBA from Marymount University and an MA from Alliant International University.

Board of Directors and Committees of the Board of Directors

All of our directors hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws.

From time to time the board of directors appoints and empowers committees to carry out specific functions on behalf of the board of directors. The following describes the current committees of the board and their members:

Audit Committee

The members of our audit committee are Kathleen H. Van Sleen, Chair, Michael R.D. Ashton and Jeffrey B. Davis. Ms. Van Sleen is our audit committee financial expert. Ms. Van Sleen is “independent” as defined in the National Association of Securities Dealers Listed Company Manual.

The principal functions of the audit committee are to appoint, compensate and oversee the independent publicly registered auditors; to review and approve annual and quarterly financial statements and all legally required public disclosure documents containing financial information about us; to review and approve the adequacy of internal accounting controls and the quality of financial reporting procedures and systems; to examine the presentation and impact of key financial and other significant risks that may be material to our financial reporting; and to review and approve the nature and scope of the annual audit and review the results of the external auditor’s examination. The audit committee reports its findings with respect to such matters to the board of directors.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Michael R.D. Ashton, Chair, John R. Gibson and Kathleen H. Van Sleen.

The mandate of our corporate governance and nominating committee is to develop and monitor our system of corporate governance in the context of the rules and regulations promulgated by the Securities and Exchange Commission, including reviewing the mandate of the board of directors and its committees; periodically reviewing and evaluating the performance of all directors, committees and the board of directors as a whole; selecting new candidates for board memberships, making recommendations to the board and ensuring that appropriate orientation and education programs are available for new board members; establishing procedures to ensure that the board of directors may meet independent of management and reviewing annually the membership and chairs of all committees.

Compensation Committee

The members of the our compensation committee are Jeffrey B. Davis, Chair, Michael R. D. Ashton, John R. Gibson and Kathleen H. Van Sleen.

The mandate of the compensation committee is to establish and monitor our policies for attracting, retaining, developing and motivating senior employees. The compensation policies are designed to support our strategic objectives, ensure that incentive programs are designed to motivate senior managers to achieve or exceed corporate objectives and to enhance stockholder value and to ensure that there is reasonable consistency in the application of the compensation policies. The compensation committee’s responsibilities include reviewing annually the performance of the Chief Executive Officer (or more frequently if deemed necessary by the compensation committee), setting the Chief Executive Officer’s compensation and, in consultation with the Chief Executive Officer, establishing his personal objectives, reviewing the performance and approving the compensation of executive officers on the recommendation of the Chief Executive Officer, establishing incentive compensation programs and monitoring their effectiveness and developing and documenting the compensation policy and philosophy for approval by our board of directors.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics related to and governing the conduct of all of our officers, directors and employees and a Code of Ethics for Chief Executive Officer and Senior Financial Officers governing additional conduct for our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Chief Executive Officer and Senior Financial Officers are available on our website at www.somanta.com in the “Corporate Governance” section under the heading “Investor Relations.”

MANAGEMENT

The following are the executive officers of the Company:

Name	Age	Position
Terrance J. Bruggeman	59	Executive Chairman, Chief Financial Officer, Treasurer and Secretary
Agamemnon A. Epenetos	57	Chief Executive Officer and President

Terrance J. Bruggeman, Executive Chairman, Chief Financial Officer, Treasurer and Secretary

See, “DESCRIPTION OF OUR CURRENT BOARD” for additional biographical information on Mr. Bruggeman.

Agamemnon A. Epenetos, Chief Executive Officer and President

See, “DESCRIPTION OF OUR CURRENT BOARD” for additional biographical information on Mr. Epenetos.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms that we received, we believe that all reporting requirements under Section 16(a) for the fiscal year ended April 30, 2006 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners, except for the following: John Robin Gibson was late in filing his report on Form 3 for a transaction that occurred on January 31, 2006.

ITEM 10.	EXECUTIVE COMPENSATION

Since September 2005, the compensation payable to our executive officers has been established by the compensation committee, no member of which is or has been an executive officer of ours. The following table sets forth a summary of the compensation paid during the last three fiscal years to our executive officers serving as of April 30, 2006 for services rendered to us during such period and whose salaries plus bonus exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation				Other Annual Compensation			Long-Term Compensation Awards
									Securities Underlying Options(#)
Name and Principal Position	Year	Salary			Bonus
Agamemnon A. Epenetos, Chief Executive Officer And President	2006 2005 2004	$ $	174,997 157,573 —		— — —	$	— 181,371 —	(2)	625,000 — —

Terrance J. Bruggeman, Executive Chairman	2006 2005 2004		$139,492 — —	(1)	— — —		— — —		575,320 438,108 —

Pasquale Catizone, Former Chief Executive Officer and President	2006 2005 2004		— — —	(3)	— — —		— — —		— — —

David W. Kramer, Former Chief Financial Officer, Secretary and Treasurer (4)	2006 2005 2004		$148,260 — —	(4)	— — —		— — —		406,670 — —

(1)	For the year ended April 30, 2005 Mr. Bruggeman, pursuant to a Service Agreement dated January 2005, is to receive $50,000 ($90,000 as of August 2005) which amount was paid to Mr. Bruggeman as a bonus (on the closing of Series A Convertible Preferred Stock). Mr. Bruggeman’s Service Agreement was terminated with the closing of the Share Exchange with Bridge Oncology Products, Inc., in August 2005 and was replaced by an Executive Employment Agreement in January 2006.
(2)	In December 2001, Somanta Limited agreed to issue shares of its common stock to an individual who was to join Somanta Limited as a member of the management team. Those shares were to be sold at a purchase price of $0.0015 per share but were never paid for by the individual. The individual did not join Somanta Limited and in June 2004, Dr. Epenetos was given the opportunity to purchase such shares at the same purchase price of $0.0015 per share as consideration for his services rendered to Somanta Limited. During the same period, securities were sold by Somanta Limited to unrelated third parties for $0.09 per share. Somanta Limited recorded a total of $181,371 as compensation expense to Dr. Epenetos representing the difference between the amount Dr. Epenetos paid for the shares and the fair market value of the shares, as reflected by purchase price received by Somanta Limited in the sale of shares to third parties. Dr. Epenetos became our President and Chief Executive Officer in January 2006.
(3)	Mr. Catizone was the Chief Executive Officer and President of Hibshman Optical Corp. through January 2006. Mr. Catizone did not receive any compensation.
(4)	Mr. Kramer was the Chief Financial Officer, Secretary and Treasurer from August 2005 until June 30, 2006.

Option Grants in Last Fiscal Year

The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended April 30, 2006 to the Named Executive Officers. The percentage of total options granted to our Named Executive Officers in the last fiscal year is based on options to purchase an aggregate of 1,614,990 shares of our common stock granted to employees in such fiscal year.

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Last Fiscal Year	Exercise Price ($ per Share)	Expiration Date
Terrance J. Bruggeman	575,320	35.6%	$0.60	Nov. 2015
Agamemnon A. Epenetos	675,000	38.7%	$0.60	Nov. 2015
Pasquale Catizone	0	0	0	—
David W. Kramer	406,670	25.2%	$0.60	Sept. 2015

Aggregated Option Exercises in Last Fiscal Year and

Last Fiscal Year-End Option Values

None of the Named Executive Officers has exercised any options granted.

The following table shows the number of options to purchase common stock held by the Named Executive Officers and the value of the unexercised in-the-money options of such person as of April 30, 2006.

	Number of Securities Underlying Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Terrance J. Bruggeman	438,018	575,300	$0	$0
Agamemnon A. Epenetos	0	675,000	$0	$0
Pasquale Catizone	0	0	$0	$0
David W. Kramer	0	406,670	$0	$0

Director Compensation

Our directors who are not full-time employees are entitled to receive a fee of $2,000 per meeting, including committee meetings that they attend, plus reasonable out of pocket expenses. In addition, beginning in September 2005, the non-employee directors receive an initial stock option to purchase 25,000 shares of our common stock and an annual award of an option to purchase an additional 20,000 shares of common stock. Further, the Chair of our audit committee is granted an additional option to purchase 5,000 shares of our common stock each year, and the Chair of the compensation committee and the Chair of the corporate governance and nominating committee are each granted an additional option to purchase 2,500 shares our common stock each year. All director option grants vest quarterly over two years.

In November 2005, we granted options to purchase: (i) 27,500 shares of our common stock to Jeffrey B. Davis, and (ii) 30,000 shares of our common stock to Kathleen Van Sleen in accordance with the foregoing policy. Each such option vests over a period of two years and has an exercise price of $0.60.

In addition, in November, 2005, we granted options to purchase (i) 25,080 shares of our common stock to Michael R. D. Ashton, and (ii) 83,600 shares of our common stock to John R. Gibson in consideration for past services to us. Each such option vests over a period of two years and has an exercise price of $0.60.

Prior to September 2005, director option grants were individually negotiated. In 2004, we awarded Dr. Gibson an option to purchase 365,014 shares of our common stock at an exercise price of $1.232828 per share for services rendered to us in identifying management candidates which resulted in a Chief Technology Officer and Chief Financial Officer joining Somanta Incorporated in August 2004, and Mr. Ashton was granted an option to purchase 73,003 shares of our common stock at an exercise price of $1.232828 per share for his services as a director through April 30, 2006. All of these options are fully vested. In addition in September 2005, we granted Mr. Ashton an option to purchase an additional 36,501 shares of our common stock at $1.232828 per share which will vest in September 2006. Dr. Gibson was granted options to purchase our common stock to compensate Dr. Gibson for identifying management candidates which resulted in a Chief Technology Officer and Chief Financial Officer joining Somanta Incorporated in August 2004.

Employment Arrangements

On January 31, 2006, Dr. Epenetos and Mr. Bruggeman entered into employment agreements with us. Each employment agreement is for a one year term. Pursuant to these employment agreements, we pay Dr. Epenetos an annual base salary of $275,000 and Mr. Bruggeman an annual base salary of $248,000. Effective July 1, 2006, Dr. Epenetos and Mr. Bruggeman agreed to defer 50% of their salary until the next financing for the Company. Mr. Bruggeman was paid $144,846 in February 2006 which had been deferred until a certain level of funding was received by us. Under the terms of the Share Exchange Agreement between Somanta Limited and Bridge Oncology Products, Inc., the payment of deferred compensation was conditioned on Somanta Incorporated (formerly Bridge Oncology Products, Inc.) raising at least $10 million in gross proceeds from the sale of equity securities. Because of the market conditions and the delay in the closing of the private placement of the Series A Convertible Preferred Stock, the Board of Somanta Incorporated agreed to reduce the amount of financing sought and waive the provision on the payment of the deferred compensation to certain members of the management and to the key consultants. Both Dr. Epenetos and Mr. Bruggeman are also entitled to receive annual bonuses and additional stock option grants at the discretion of our board of directors. In addition, if either Dr. Epenetos or Mr. Bruggeman is terminated for any reason other than for “cause” as defined in their respective agreements or if either of Dr. Epenetos or Mr. Bruggeman resigns for “good reason” as defined in their respective agreements, then we must pay the applicable officer an amount equal to twelve (12) month’s base salary, plus an amount that reflects the annual bonus such officer would have earned in the year such officer is so terminated or so resigns, and each of their respective unvested stock options shall automatically accelerate and become immediately exercisable.

On January 31, 2006, Mr. Kramer entered into an employment agreement with us. Pursuant to this agreement, we pay Mr. Kramer an annual base salary of $215,000. Mr. Kramer was paid $46,859 in February 2006 which had been deferred until a certain level of funding was received by us. Under the terms of the Share Exchange Agreement between Somanta Limited and Bridge Oncology Products, Inc., the payment of deferred compensation was conditioned on Somanta Incorporated (formerly Bridge Oncology Products) raising at least $10 million in gross proceeds from the sale of equity securities. Because of the market conditions and the delay in the closing of the private placement of the Series A Convertible Preferred Stock, the Board of Somanta Incorporated agreed to reduce the amount of financing sought and waive the provision on the payment of the deferred compensation to certain members of the management and to the key consultants. Mr. Kramer is also entitled to receive an annual bonus and additional stock option grants at the discretion of our board of directors. In addition, if, after serving a minimum of six months with us, Mr. Kramer is terminated: (i) without “cause,” as defined in his agreement, (ii) for reasons due to “change of control,” as defined in his agreement, (iii) a change of management, as defined in his agreement, or (iv) other non-performance related issues, we must pay Mr. Kramer an amount equal to six months of this base salary in one lump sum. Effective June 30, 2006, Mr. Kramer resigned as our Chief Financial Officer, Treasurer and Secretary. We are not obligated to pay him any severance or other payment as a result of Mr. Kramer’s departure; however, our board agreed to amend the terms of Mr. Kramer’s stock option agreement to immediately vest twenty five percent (25%) of the shares covered by the option, or 101,668 shares, and to enable Mr. Kramer to exercise such option until June 30, 2007.

One of the former directors of Somanta Limited and a current consultant, Balbir S. Brar, DVM, PhD, resigned in August 2005 in connection with the closing of the Share Exchange Agreement with Bridge Oncology Products, Inc. Under a Service Agreement dated October 2004, Dr. Brar was entitled to receive $1,000 monthly. In July 2005, Dr. Brar entered into a Consulting Agreement with us which terminated, replaced and superseded the October 2004 Service Agreement. The July 2005 Consulting Agreement provided that we pay Dr. Brar $5,000 per month up to a total of $30,000 plus a bonus of $8,000, which payment was deferred until a certain level of funding was received by us. Under the terms of the Share Exchange Agreement between Somanta Limited and Bridge Oncology Products, Inc., the payment of deferred compensation was conditioned on Somanta Incorporated (formerly Bridge Oncology Products) raising at least $10 million in gross proceeds from the sale of equity securities. Because of the market conditions and the delay in the closing of the private placement of the Series A Convertible Preferred Stock, the Board of Somanta Incorporated agreed to reduce the amount of financing sought and waive the provision on the payment of the deferred compensation to certain members of the management and to the key consultants. We paid the total amount due under the July 2005 Consulting Agreement to Dr. Brar in February 2006. In addition in 2004, Dr. Brar was awarded options to purchase 438,017 shares of our common stock at an exercise price of $1.232828 per share. All of such options are fully vested. In February 2006, we terminated the July 2005 Consulting Agreement with Dr. Brar.

The former Chief Financial Officer of Somanta Limited, Duncan Merritt, resigned in August 2005 in connection with the closing of the Share Exchange Agreement with Bridge Oncology Products, Inc. Under a Service Agreement dated August 2004, Mr. Merritt was entitled to receive $30,000 which payment was deferred until a certain level of funding was received by us. Under the terms of the Share Exchange Agreement between Somanta Limited and Bridge Oncology Products, Inc., the payment of deferred compensation was conditioned on Somanta Incorporated (formerly Bridge Oncology Products) raising at least $10 million in gross proceeds from the sale of equity securities. Because of the market conditions and the delay in the closing of the private placement of the Series A Convertible Preferred Stock, the Board of Somanta Incorporated agreed to reduce the amount of financing sought and waive the provision on the payment of the deferred compensation to certain members of the management and to the key consultants. We paid this amount to Mr. Merritt in February 2006. In addition in 2004, Mr. Merritt was awarded options to purchase 146,006 shares of our common stock at an exercise price of $1.232828 per share. All of such options are fully vested. In January 2006, Mr. Merritt entered into a consulting arrangement with us pursuant to which we pay Mr. Merritt $5,000 per month retroactive to June 1, 2005. Effective June 1, 2006, Mr. Merritt agreed to modify his arrangement to provide his services for $100 per hour in lieu of a fixed retainer and was granted options to acquire 25,000 shares of our stock.

Services Agreements

We have entered into a Service Provision Agreement (the “Porto Service Agreement”) with Pharma Consultancy Limited, a company organized under the laws of the United Kingdom that is controlled by Luiz Porto, one of our stockholders. Pursuant to the Porto Service Agreement, we will pay Dr. Porto approximately $278,000 per year, for services rendered by Dr. Porto to us as an independent consultant in connection with the management of our clinical activities. Effective September 1, 2006, Pharma Consultancy Limited agreed to reduce their consulting to the Company by 33% and this will reduce the Company payments by approximately $91,000 per year.

The term of the Porto Service Agreement commenced on November 3, 2005 and will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties. Notwithstanding the term of the Porto Service Agreement, either party may terminate the Porto Service Agreement, with or without cause, by giving the other party thirty (30) days’ prior written notice. With the approval of our board of directors, Dr. Porto may also be granted cash bonuses and stock options in the future.

We have also entered into a Service Provision Agreement, as amended (the “Bower Service Agreement”) with GTE Consultancy Limited, a company organized under the laws of the United Kingdom and owned by Mr. Bower (“GTE”). Pursuant to the Bower Service Agreement, we will pay GTE approximately $156,000 per year, for services rendered by GTE to us as an independent consultant in connection with the pre-clinical activities related to the manufacturing of our product candidates. Effective September 1, 2006, GTE Consultancy Limited agreed to reduce their consulting to the Company by 33% and this will reduce the Company payments by approximately $51,000 per year.

The term of the Bower Service Agreement commenced on November 6, 2005 and will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties. Notwithstanding the term of the Bower Service Agreement, either party may terminate the Bower Service Agreement, with or without cause, by giving the other party thirty (30) days’ prior written notice. With the approval of our board of directors, GTE may also be granted cash bonuses and stock options in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 1, 2006, we had 14,274,534 shares of common stock issued and outstanding. The following table sets forth as of July 1, 2006, the number of shares of common stock owned of record and beneficially by our current executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company and by current officers and directors as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock.

Class	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned

	Executive Officers and Directors:
—	Agamemnon A. Epenetos 80 Harley Street, London, England	—	(1)	—

Common	Terrance J. Bruggeman 19200 Von Karman Ave, Suite 400, Irvine, CA	438,018	(2)	2.98%

Common	Jeffrey B. Davis	1,619,357	(3)	10.72%
Preferred	33 Tall Oak Drive, Summit, NJ	25	(4)	4.22%

Common	John R. Gibson 19200 Von Karman Ave, Suite 400, Irvine, CA	494,918	(5)	3.37%

Common	Michael R. D. Ashton 19200 Von Karman Ave, Suite 400, Irvine, CA	118,909	(6)	*

—	Kathleen H. Van Sleen 19200 Von Karman Ave, Suite 400, Irvine, CA	—		—

—	David W. Kramer 19200 Von Karman Ave, Suite 400, Irvine, CA	—		—

Common	Pasquale Catizone 286 Cedar Street, Cedar Grove, NJ	130,633	(7)	*

Common	All Officers & Directors as a Group (8 persons)	2,801,835		17.45%

	5% Stockholders:
Common	Walbrook Trustees (Jersey Ltd. REK33) PO Box 248, Lord Coutanche House, 66-68 Esplanade St. Helier, Jersey JE4 5PS, Channel Islands	3,869,152	(8)	27.11%

Common	SCO Capital Partners LLC	15,691,785	(9)	65.52%
Preferred	1285 Avenue of the Americans, 35th Floor, New York, NY	328.6318		55.45%

Common	Alpha Capital AG	1,000,000	(10)	6.55%
Preferred	Pradafant 7 Furestentums 9490, Vaduz, Liechtenstein	40		6.75%

Common	Whalehaven Capital Fund Limited	1,875,000	(11)	11.61%
Preferred	14 Par-La-Ville Road, 3rd Floor, Hamilton HM08 Bermuda	75		12.66%

Common	XMark Opportunity Fund Ltd.	2,500,000	(12)	14.90%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100	(13)	16.87%

Common	XMark Opportunity Fund, L.P.	2,500,000	(12)	14.90%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100	(13)	16.87%

Common	XMark JV Investment Partners, LLC	2,500,000	(12)	14.90%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100	(13)	16.87%

*	less than 1%

(1)	Dr. Epenetos is a beneficiary of Walbrook Trustees (Jersey Ltd. REK33) (“Walbrook Trustees”), PO Box 248, Lord Coutanche House, 66-68 Esplanade St. Helier, Jersey JE4 5PS, Channel Islands. Walbrook Trustees holds 3,869,152 shares of our common stock; however, Dr. Epenetos has no voting or dispositive power with respect to such shares.
(2)	Consists of shares issuable upon exercise of options that are exercisable within 60 days of July 1, 2006.
(3)	Consists of (i) 786,500 shares of our common stock held by Lake End Capital, LLC (“Lake End”); (ii) 25 shares of Series A Convertible Preferred Stock, with such shares of Series A Convertible Preferred Stock being initially convertible into 416,667 shares of our common stock, held by Lake End; (iii) an immediately exercisable Series A Warrant to purchase 208,333 shares of our common stock at $0.75 per share, held by Lake End; (iv) a PA Warrant to purchase 197,544 shares of our common stock at $0.60 per share assigned to Lake End by SCO Securities, LLC; and (v) 10,313 shares issuable upon exercise of options held individually by Mr. Davis that are exercisable within 60 days of July 1, 2006. Pursuant to the terms of the Certificate of Designations for the Series A Convertible Preferred Stock, the number of shares of our common stock that may be acquired on less than 61 days notice by Lake End upon any conversion of Series A Convertible Preferred Stock or the number of shares of our common stock that shall be entitled to voting rights upon any conversion of Series A Convertible Preferred Stock is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by Lake End and any other persons or entities whose beneficial ownership of common stock would be aggregated with Lake End’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. In addition, all of the warrants held by Lake End also provide that the number of shares of our common stock that may be acquired on less than 61 days notice by Lake End upon exercise of such warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by Lake End and any other persons or entities whose beneficial ownership of common stock would be aggregated with Lake End’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. Accordingly, in light of the beneficial ownership cap, Lake End is entitled to acquire 1,508,198 shares of our common stock on less than 61 days notice. Lake End is the record owner of the securities listed in the table. Mr. Jeffrey Davis, as managing member of Lake End, has sole dispositive and voting power with respect to all shares held of record by Lake End. Mr. Davis disclaims beneficial ownership of these shares.
(4)	Consist of 25 shares of Series A Convertible Preferred Stock held by Lake End. Mr. Davis disclaims beneficial ownership of these shares.
(5)	Consists of (i) 98,554 shares of our common stock held by Dr. Gibson and (ii) 396,364 shares issuable upon exercise of options that are exercisable within 60 days of July 1, 2006.
(6)	Consists of shares issuable upon the exercise of options that are exercisable within 60 days of July 1, 2006.
(7)	Mr. Catizone is a former officer and director of Hibshman Optical Corp.
(8)	Consists of 3,869,152 held in the name of Walbrook Trustees of which Dr. Epenetos is a beneficiary. Dr. Epenetos has no voting or dispositive power with respect to such shares. Katarina Le Vesconte is the Managing Director of Walbrook and as such has the power to direct the vote and disposition of these shares. Ms. Le Vesconte disclaims beneficial ownership of these shares.
(9)	Consists of (i) 6,016,725 shares of our common stock held by SCO Capital Partners LLC; (ii) 328.6318 shares of Series A Convertible Preferred Stock, with such shares of Series A Convertible Preferred Stock being initially convertible into 5,477,196 shares of our common stock, held by SCO Capital Partners LLC; (iii) an immediately exercisable Series A Warrant to purchase 2,738,598 shares of our common stock at $0.75 per share held by SCO Capital Partners LLC; (iv) a seven year warrant to purchase 866,534 shares of common shares at $0.01 per share held by SCO Capital Partners LLC; and (v) a PA Warrant to purchase 592,732 shares of our common stock at $0.60 per share assigned to SCO Capital Partners LLC by SCO Securities, LLC, an affiliate of SCO Capital Partners LLC. Mr. Rouhandeh, in his capacity as Chairman and sole member of SCO Capital Partners LLC has sole investment and voting power with respect to these shares. SCO Capital Partners LLC has opted out of the beneficial ownership cap applicable to holders of shares of our Series A Convertible Preferred Stock, Series A Warrants and PA Warrants.
(10)	Consists of 40 shares of Series A Convertible Preferred Stock acquired by Alpha Capital AG (“Alpha”) on January 31, 2006, with such shares being initially convertible into 666,667 shares of our common stock. Alpha also acquired an immediately exercisable Series A Warrant to purchase 333,333 shares of our common stock at $0.75 per share in connection with the acquisition of the Series A Convertible Preferred Stock. Konrad Ackermann is the Director of Alpha and as such has the power to direct the vote and disposition of these shares. Mr. Ackermann disclaims beneficial ownership of these shares.
(11)

Consists of 75 shares of Series A Convertible Preferred Stock acquired by Whalehaven Capital Fund Limited (“Whalehaven”) on January 31, 2006, with such shares being initially convertible into 1,250,000 shares of our common stock. Whalehaven also acquired an immediately exercisable Series A Warrant to purchase 625,000 shares of our common stock at $0.75 per share in connection with the acquisition of the Series A Convertible Preferred Stock. Pursuant to the terms of the Certificate of Designations for the Series A Convertible Preferred Stock, the number of shares of our common stock that may be acquired on less than 61 days notice by Whalehaven upon any conversion of Series A Convertible Preferred Stock or the number of shares of our common stock that shall be entitled to voting rights upon any conversion of Series A Convertible Preferred Stock is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by Whalehaven and any other persons or entities whose beneficial ownership of common stock would be aggregated with Whalehaven’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. In addition, all of the warrants held by Whalehaven also provide that the number of shares of our common stock that may be acquired on less than 61 days notice by Whalehaven upon exercise of such warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by Whalehaven and any other persons or entities whose beneficial ownership of common stock would be aggregated with Whalehaven’s for purposes of the Exchange Act of 1934 does not exceed 9.99% of the total number of shares of our common stock then outstanding. Accordingly, in light of the beneficial ownership cap, Whalehaven is entitled to acquire 1,613,338 shares of our common stock on less than 61 days notice. Arthur Jones, Jennifer Kelly and Derek Wood are the directors of Whalehaven and as such have shared power to direct the vote and disposition of these shares. Mr Jones, Ms. Kelly and Mr. Wood disclaim beneficial ownership of these shares.

(12)	Consists of (i) 41.25 shares of Series A Convertible Preferred Stock acquired by XMark Opportunity Fund Ltd. (“XMark Ltd.”), an affiliate of XMark L.P. and XMark JV, on January 31, 2006, with such shares being initially convertible into 687,500 shares of our common stock; (ii) an immediately exercisable Series A Warrant to purchase 343,750 shares of our common stock at $0.75 per held by XMark Ltd.; (iii) 33.75 shares of Series A Convertible Preferred Stock acquired by XMark Opportunity Fund, L.P. (“XMark L.P.”), an affiliate of XMark Ltd. and XMark JV, on January 31, 2006, with such shares being initially convertible into 562,500 shares of our common stock; (iv) an immediately exercisable Series A Warrant to purchase 281,250 shares of our common stock at $0.75 per share held by XMark L.P.; (v) 25 shares of Series A Convertible Preferred Stock acquired by XMark JV Investment Partners, LLC (“XMark JV”), an affiliate of XMark Ltd. and XMark L.P., on January 31, 2006, with such shares being initially convertible into 416,667 shares of our common stock; and (vi) an immediately exercisable Series A Warrant to purchase 208,333 shares of our common stock at $0.75 per share held by XMark JV. Mitchell Kaye is the Chief Investment Officer of each of XMark Ltd., XMark L.P. and XMark JV. Pursuant to the terms of the Certificate of Designations for the Series A Convertible Preferred Stock, the number of shares of our common stock that may be acquired on less than 61 days notice by any of the XMark entities upon any conversion of Series A Convertible Preferred Stock or the number of shares of our common stock that shall be entitled to voting rights upon any conversion of Series A Convertible Preferred Stock is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by any of the XMark entities and any other persons or entities whose beneficial ownership of common stock would be aggregated with any of the XMark entities’ for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. In addition, all of the warrants held by the XMark entities also provide that the number of shares of our common stock that may be acquired on less than 61 days notice by any of the XMark entities upon exercise of such warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by any of the XMark entities and any other persons or entities whose beneficial ownership of common stock would be aggregated with any of the XMark entities’ for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. Accordingly, in light of the beneficial ownership cap, the XMark entities are entitled to acquire 1,675,775 shares of our common stock on less than 61 days notice. Mitchell D. Kaye is the Chief Investment Officer of each of the XMark entities and as such has the power to direct the vote and disposition of these shares. Mr. Kaye disclaims beneficial ownership of these shares.
(13)	Consists of (i) 41.25 shares of Series A Convertible Preferred Stock acquired by XMark Ltd.; (ii) 33.75 shares of Series A Convertible Preferred Stock acquired by XMark L.P.; and (iii) 25 shares of Series A Convertible Preferred Stock acquired by XMark JV.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agamemnon Epenetos, our President and Chief Executive Officer, loaned money to us in 2003 and 2004 in the aggregate amount of $86,049 without interest. This loan was repaid in the amount of $81,000 in February 2006 as payment in full for such loan in accordance with the terms of the Share Exchange Agreement. In addition, Dr. Epenetos entered into an annual office lease on May 15, 2005 in London, England. We pay the rent and other occupancy costs on this space which are used principally for our activities. This lease was originally to expire on May 16, 2006, but was renewed and now expires on May 16, 2007. Our lease expenses in England for the years ended April 30, 2006 and 2005 were $26,723 and $10,709, respectively. Our total minimum lease payments through the year ending April 30, 2007 are approximately $27,000. In connection with the Share Exchange Agreement, Dr. Epenetos agreed to indemnify us, for a period of six years from the closing of the Share Exchange for any breach or inaccuracy of the representations related to the capitalization of Somanta Limited.

Jeffrey B. Davis, one of our directors, is the managing member of Lake End and the President of SCO Financial Group LLC. Lake End is the beneficial owner of more than 5% of our outstanding common stock and SCO Financial Group is an affiliate of SCO Capital Partners which is the beneficial owner of more than 5% of our outstanding common stock. Mr. Davis is also a director of Virium Pharmaceuticals, Inc., with whom we have entered into an exclusive co-development and sublicense agreement relating to Sodium Phenylbutyrate for use outside the U.S. and Canada and pursuant to which we paid Virium $50,000 for an exclusive, world-wide sub-license to Sodium Phenylbutyrate, excluding the U.S. and Canada, for the treatment of cancer, autoimmune diseases, and other clinical indications. Virium Pharmaceuticals, Inc., has entered into an exclusive Patent Licensing Agreement with the U.S. Public Health Service (“PHS”) for the use of Sodium Phenylbutyrate in the treatment of cancer, anemia and AIDS. These agreements expire when the last underlying patent expires in 2016. Additionally, SCO Capital Partners LLC, our largest single stockholder, is also the largest stockholder of Virium Pharmaceuticals, Inc.

Balbir Brar, DVM, PhD, our former consultant and a former member of the board of Somanta Limited from August 2004 to August 2005, is a principal owner of Advanced Cardiovascular Devices, LLC, which is the worldwide, exclusive licensee of Alchemix for use in the field of vascular diseases. Pursuant to the license agreement, Advanced Cardiovascular Devices paid us a $10,000 license fee, which is being accounted for as revenue. This agreement expires when the underlying patent expires in 2015. Terrance J. Bruggeman, our Executive Chairman, serves as a Chairman of the Advisory Board of Advanced Cardiovascular Devices, LLC. At the time we entered into the license agreement with Advanced Cardiovascular Devices in 2004, Dr. Brar, an officer and director of Advanced Cardiovascular Devices was also Somanta Limited’s Chief Technology Officer.

Pursuant to a financial advisory agreement dated March 1, 2005 between Bridge Oncology and SCO Financial Group LLC, which we have assumed, we compensate SCO Financial Group with a monthly retainer of $12,500 and an annual grant of warrants to purchase 150,000 shares of our common stock at an exercise price of $0.01 for the term of seven years of the agreement for financial advisory services. The term of the agreement extends 24 months beyond the last financing transaction for which we compensate SCO pursuant to the agreement. SCO Financial Group is an affiliate of SCO Capital Partners LLC, one of our principal stockholders. Mr. Davis, the President of SCO Financial Group LLC, is also a member of our board of directors. We paid SCO Financial Group monthly fees during the fiscal year ended April 30, 2006 and 2005, totaling $150,000 and $25,000, respectively.

On January 31, 2006, we assumed a warrant issued by Somanta Limited, in favor of SCO Capital Partners LLC, dated November 8, 2005, in connection with Somanta Incorporated’s issuance of a secured convertible promissory note to SCO in the principal amount of $1,250,000 dated August 23, 2005, and it thereby became a warrant to purchase 866,534 shares of our common stock at an exercise price of $0.01 and a term of seven years. As of January 31, 2006, the note had accrued interest of $36,318.

SCO Securities LLC functioned as our placement agent in connection with the sale of 592.6318 shares of our Series A Convertible Preferred Stock and warrants to purchase 9,877,197 shares of common stock at an exercise price of $0.75 per share, resulting in gross proceeds to us of approximately $5,900,000, including the conversion of the above-mentioned promissory note in the principal amount of $1,250,000 dated August 23, 2005, plus accrued interest thereon held by SCO Capital Partners, LLC. In connection with the private placement, SCO Capital Partners LLC converted the entire amount of principal and interest outstanding on such secured convertible promissory note as follows: a total of $1,286,318 outstanding principal and accrued interest was converted into 128.6318 shares of our Series A Preferred Stock. In addition, SCO Capital Partners purchased 200 shares of our Series A Preferred Stock for $2,000,000 cash in the private placement. SCO Capital Partners was also issued warrants to purchase 2,738,598 shares of our common stock in connection with the note conversion and the private placement investment. The warrants are immediately exercisable at an exercise price of $0.75 per share and have a six year term. SCO Securities LLC received $414,842 as a fee and $59,263 for reimbursable expenses for its services in connection with this transaction and a warrant to purchase 987,720 shares of our common stock at an exercise price of $0.60 per share. SCO Securities LLC is an affiliate of SCO Capital Partners LLC, one of our principal stockholders.

Pasquale and Carmine Catizone, the former officers, directors and principal stockholders of Hibshman Optical Corp. were issued 31,387,452 shares of our common stock on April 1, 2005 in exchange for the principal of $62,000 and interest of $16,446 outstanding on certain promissory notes originally issued by Hibshman Optical Corp. on December 7, 1998.

Duncan Merritt, the former Chief Financial Officer of Somanta Limited, entered into a month-to-month Consulting Agreement with us in January 2006, pursuant to which he is to be paid $5,000 per month retroactive to June 1, 2005. As of June 1, 2006, we have paid Mr. Merritt $60,000 which we began paying February 2006. Effective June 1, 2006, Mr. Merritt agreed to modify his arrangement to provide his services for $100 per hour in lieu of a fixed retainer and was granted options to acquire 25,000 shares of our stock.

ITEM 13.	EXHIBITS

(a)	Index to Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated September 29, 2005 by and between Hibshman Optical Corp. and Somanta Pharmaceuticals, Inc. (1)

2.2	Agreement and Plan of Merger dated October 20, 2005 by and among Hibshman Optical Corp., Somanta Pharmaceuticals, Inc., Somanta Incorporated and Somanta Merger Sub, Inc. (1)

2.3	Share Exchange Agreement dated August 22, 2005 by and among Bridge Oncology Products, Inc., Somanta Limited, the shareholders of Somanta Limited and the optionholders of Somanta Limited (3)

3.1	Certificate of Incorporation of registrant (1)

3.2	Bylaws of registrant (1)

3.3	Certificate of Designations of Series A Preferred Stock (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Specimen Series A Preferred Stock Certificate (1)

10.1	2005 Equity Incentive Plan # (1)

10.2	Form of Option under 2005 Equity Incentive Plan # (1)

10.3	Executive Employment Agreement dated January 31, 2006 between the registrant and Agamemnon A. Epenetos # (1)

10.4	Executive Employment Agreement dated January 31, 2006 between the registrant and Terrance J. Bruggeman # (1)

10.5	Executive Employment Agreement dated January 31, 2006 between the registrant and David W. Kramer # (1)

10.6	Patent and Know-how Assignment and License Agreement dated March 20, 2003 between Somanta Limited and De Montfort University † (1)

10.7	Patent and Know-how Assignment and License Option Agreement dated March 16, 2004 between Somanta Limited and The School of Pharmacy, University of London. † (4)

10.8	Amendment to Patent and Know-how Assignment and License Option Agreement dated September 21, 2005 between Somanta Incorporated and The School of Pharmacy, University of London. † (1)

10.9	Research Collaboration and License Agreement dated August 1, 2004 between Somanta Limited and Advanced Cardiovascular Devices, Inc. † (4)

10.10	Phenylbutyrate Co-Development and Sublicense Agreement dated February 16, 2005 between Bridge Therapeutic Products, Inc. (now Virium Pharmaceuticals, Inc.) and Bridge Oncology Products, Inc. † (3)

10.11	Patent and Know-how Exclusive Sublicense Agreement dated August 18, 2005 between Somanta Limited and Immunodex, Inc. † (4)

10.12	Form of Indemnity Agreement (1)

10.13	Amended and Restated Letter Agreement dated November 8, 2005, by and between Somanta Incorporated and SCO Capital Partners LLC (1)

10.14	Amended and Restated Secured Convertible Promissory Note dated November 8, 2005 made by Somanta Incorporated in favor of SCO Capital Partners LLC (1)

10.15	Security Agreement dated August 24, 2005, by and between Somanta Incorporated and SCO Capital Partners LLC (1)

Exhibit	Description
10.16	Common Stock Purchase Warrant dated November 8, 2005 (1)

10.17	Preferred Stock and Warrant Purchase Agreement dated January 31, 2006 (3)

10.18	Investor Rights Agreement dated January 31, 2006 (1)

10.19	Collaborative Research Agreement dated March 1, 2006 by and between Somanta Incorporated and University of Bradford † (2)

10.20	Service Provision Agreement dated November 3, 2005 by and between Somanta Incorporated and Pharma Consultancy Limited UK (3)

10.21	Service Provision Agreement dated November 6, 2005 by and between Somanta Incorporated and Gary Bower (3)

10.22	Agreement Regarding Academic Clinical Study dated August 18, 2005 by and between Somanta Limited and The Cancer Research Institute of Contra Costa † (3)

10.23	Service Agreement dated January 10, 2005 by and between Somantis Limited and Terrance J. Bruggeman (3)

10.24	Amendment to Service Provision Agreement dated April 19, 2006 by and between Somanta Incorporated and Gary Bower (3)

10.25	Service Agreement dated October 11, 2004 by and between Somantis Limited and Balbir Brar (3)

10.26	Consulting Agreement dated February 11, 2006 by and between the registrant and Duncan Merritt (3)

10.27	License to occupy Consulting Room(s) at 80 Harley Street dated May 15, 2006 by and between HCA International Limited t/a the Harley Street Clinic and Professor Agamemnon Epenetos (3)

10.28	Letter Agreement dated March 1, 2005 by and between Bridge Oneology Products, Inc. and SCO Financial Group LLC (3)

10.29	Consulting Agreement dated July 19, 2005 by and between Somanta Limited and Balbir Brar (3)

10.30	Amendment to Service Provision Agreement dated July 18, 2006 by and between Somanta Incorporated and Pharma Consultancy Limited UK *

10.31	Second Amendment to Service Provision Agreement dated July 18, 2006 by and between Somanta Incorporated and GTE Consultancy Limited *

21.1	Subsidiaries (1)

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

*	Filed herewith.
#	Indicates a management compensation plan or agreement.
†	Indicates that portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the SEC.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 19, 2006.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-132176).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 19, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by Stonefield Josephson, Inc. (“Stonefield”), Rotenberg Meril Solomon Bertiger & Guttilla, PC (“Rotenberg”), and Samuel Kline & Company (“Samuel”) for audit services for the fiscal years ended April 30, 2006, and December 31, 2004, respectively, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fees billed by Stonefield for the year ended April 30, 2006	Fees billed by Rotenberg for the year ended April 30, 2006*	Fees billed by Samuel for the year ended December 31, 2004*
Audit Fees (1)	$201,431	$9,750	$5,060
Audit-Related Fees (2)	$83,275	$0	$0
Tax Fees (3)	$4,435	$750	$725
All Other Fees (4)	$2,367	$900	$0

Total	$291,508	$11,400	$5,785

*	In connection with the merger of Somanta Incorporated and Hibshman Optical, Corp., on January 31, 2006, we adopted the fiscal year end of Somanta Incorporated, thereby changing our fiscal year end from December 31 to April 30.
(1)	Comprised of the audits of our annual financial statements and reviews of our quarterly financial statements.
(2)	Comprised of responses to the SEC regarding the Registration Statements.
(3)	Comprised of services for tax compliance, tax planning, and tax advice. Tax compliance includes services related to the preparation or review of our original and amended tax returns. The remaining tax fees primarily include tax advice.
(4)	Comprised of services for research regarding the merger with Hibshman Optical Corp. and background checks on various employees.

Pre-Approval Policies

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Stonefield. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.

Date: July 19, 2006	By:	/s/ TERRANCE J. BRUGGEMAN
Terrance J. Bruggeman
Executive Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRANCE J. BRUGGEMAN Terrance J. Bruggeman	Executive Chairman, Director, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	July 19, 2006

/s/ AGAMEMNON A. EPENETOS Agamemnon A. Epenetos	Chief Executive Officer, President and Director (Principal Executive Officer)	July 19, 2006

/s/ MICHAEL R.D. ASHTON Michael R.D. Ashton	Director	July 19, 2006

/s/ JEFFREY B. DAVIS Jeffrey B. Davis	Director	July 19, 2006

/s/ JOHN R. GIBSON John R. Gibson	Director	July 19, 2006

/s/ KATHLEEN H. VAN SLEEN Kathleen H. Van Sleen	Director	July 19, 2006