Form 10QSB/A
period 2006-01-31
Somanta Pharmaceuticals Inc.
filed 2006-07-20
CIK 888671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-20297

SOMANTA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-3559330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19200 Von Karman Avenue, Suite 400, Irvine, CA 92612

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A for the quarterly period ended January 31, 2006 (the “10-QSB/A”) is being filed by the registrant in order to refile the financial statements, originally filed in the registrant’s 10-QSB for the quarterly period ended January 31, 2006 (the “Original 10-QSB”). The registrant is filing this 10-QSB/A in connection with its response to comments received from the Securities and Exchange Commission to correct an error related to the classification of the liquidated damages attributable to the Series A Convertible Preferred Stock.

On March 22, 2006, the registrant filed the Original 10-QSB. Information contained in Note 9 of the Condensed Consolidated Financial Statements in the 10-QSB/A illustrates the effects of the restatement on these Condensed Consolidated Financial Statements.

While this 10-QSB/A does not update any other information contained in the Original 10-QSB, for the convenience of the reader, this 10-QSB/A amends and restates in its entirety the Original 10-QSB. This 10-QSB/A continues to speak as of the date of the Original 10-QSB and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date.

SOMANTA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The Condensed Consolidated unaudited financial statements of registrant for the three and nine months ended January 31, 2006, follow.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited) January 31, 2006	(Audited) April 30, 2005
Assets
Current assets:
Cash	$7,201	$102,885
VAT Receivable	1,709	63,580
Prepaid expenses	27,267	8,909
Financing receivable—proceeds from escrow	4,640,000	—

Total current assets	4,676,177	175,374
Office equipment, net of accumulated depreciation of $413 and $36 for the period ended January 31, 2006 and April 30, 2005, respectively	8,550	3,505
Other assets:
Restricted Funds	1,247	—
Deposits	2,700	—

Total other assets	3,947	—
Total assets	$4,688,674	$178,879

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$636,513	66,932
Accrued expenses	297,348	53,095
Accrued research and development expenses	261,635	122,205
Due to officer and related party	706,975	49,893
Loan payable—related party	81,000	86,049
Deferred Revenue	8,929	—
Warrant liabilities	2,993,269	—

Total current liabilities	4,985,669	378,174
Stockholders’ deficit:
Preferred stock—$0.001 par value, 20,000,000 shares authorized
Series A Convertible Preferred Stock ($.001 par value, 2,000 shares designated, 592.6318 issued and outstanding as of January 31, 2006)	1	—
Common stock, $.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding as of January 31, 2006, 5,816,515 shares issued and outstanding as of April 30, 2005	14,275	5,817
Additional paid-in capital (restated)	6,648,464	1,592,016
Shares to be issued	—	5,465
Deferred equity-based expense	—	(562)
Accumulated other comprehensive loss-foreign currency translation adjustment	—	(25,931)
Deficit accumulated during development stage	(6,959,735)	(1,776,100)

Total stockholders’ deficit (restated)	(296,995)	(199,296)

Total liabilities and stockholders’ deficit	$4,688,674	$178,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months and Nine Months Ended January 31, 2006 and 2005 and for the Period

from Inception of Operations

(April 19, 2001) to January 31, 2006

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception of Operations (April 19, 2001) to January 31,
	2006	2005	2006	2005	2006
Revenue	$357	$—	$1,071	$—	$1,071
Operating expenses:
General and administrative	(807,615)	(200,172)	(2,220,102)	(483,057)	(3,445,176)
Research and development	(172,406)	(51,785)	(401,870)	(173,654)	(952,896)

Loss from operation	(979,664)	(251,957)	(2,620,901)	(656,711)	(4,397,001)
Other income (expense):
Interest expense	(1,001,354)	—	(1,016,021)	—	(1,016,021)
Gain on settlement of debt	—	—	5,049	—	5,049
Currency translation loss	(98)	—	(29,196)	—	(29,196)

Loss before income taxes	(1,981,116)	(251,957)	(3,661,069)	(656,711)	(5,437,169)
Income taxes	—	—	(250)	—	(250)

Net loss	$(1,981,116)	(251,957)	$(3,661,319)	$(656,711)	$(5,437,419)
Deemed dividends on convertible preferred stock	(1,522,317)	—	(1,522,317)	—	(1,522,317)
Comprehensive loss-foreign currency translation adjustment	—	(6,207)	—	(6,207)	—

Net loss applicable to common shareholders	$(3,503,433)	$(258,164)	$(5,183,635)	$(662,918)	$(6,959,736)

Net loss per share-basic and diluted	$(0.25)	$(0.04)	$(0.36)	$(0.12)	$(0.54)

Weighted average number of shares outstanding—basic and diluted	14,274,534	5,644,454	14,274,252	5,512,555	12,977,719

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2006 and 2005 and for the Period from Inception of Operations

(April 19, 2001) to January 31, 2006

(Unaudited)

	Nine Months Ended January 31,		From Inception of Operations (April 19, 2001) to January 31, 2006
	2006	2005
Cash flows provided by (used for) operating activities:
Net loss	$(3,661,319)	$(656,711)	$(5,437,419)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	775	—	811
Amortization of stock based expense	562	20,204	39,520
Write off foreign currency translation adjustment	25,931	—	25,931
Shares issued for services and compensation	—	26,955	219,262
Shares to be issued for services	—	5,465	—
Gain on settlement of debts	(5,049)	—	(5,049)
Options expense	233,310	154,863	490,825
Interest expense related to beneficial conversion feature on convertible note	364,721	—	364,721
Interest expense related to warrants issued on convertible note	514,981	—	514,981
Changes in assets and liabilities:
(Increase) decrease in assets -
VAT receivable	61,871	(32,230)	1,735
Restricted Funds	(1,247)	—	(1,247)
Prepaid expenses	(21,058)	(5,795)	(29,696)
Increase (decrease) in liabilities:
Accounts payable	566,430	74,426	627,845
Accrued liabilities	349,638	(38,592)	513,211
Deferred Revenue	8,929	—	8,929
Due to officer and related party	201,607	—	249,976

Net cash used for operating activities	(1,359,918)	(451,415)	(2,415,665)

Cash flows used for investing activities:
Purchase of equipment	(5,820)	—	(9,253)
Cash received from reverse acquisition	219	—	219

Net cash used for investing activities	(5,601)	—	(9,034)

Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment-related party	—	—	(7,367)
Proceeds from convertible note-related party	1,250,000	—	1,250,000
Proceeds from issuance of stock	19,834	416,532	928,125
Cash received for subscription receivable	—	81,465	175,801

Net cash provided by financing activities	1,269,834	497,997	2,425,961

Effect of exchange rate changes on cash	—	8,056	5,938

Increase (decrease) in cash	(95,684)	54,638	7,201
Cash, beginning of period	102,885	150,818	—

Cash, end of period	$7,201	$205,455	$7,201

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Receivable from issuance of convertible preferred stock	$4,640,000	$—	$4,640,000

Issuance of warrants in conjunction with convertible preferred stock	$2,478,288	$—	$2,478,288

Deemed dividends related to convertible preferred stock	$1,522,317	$—	$1,522,317

Conversion of note and accrued interest	$1,286,318	$—	$1,286,318

Accrued issuance costs related to convertible preferred stock	$411,605	$—	$411,605

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to January 31, 2006 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid- in Capital	Shares to be Issued
	Shares	Amount	Shares	Amount
Balance at April 19, 2001 (Inception)
Shares issued for cash at $.0326			4,299,860	$4,300	$135,680	—
Shares issued for services at $.0139			514,674	515	11,801
Amortization of deferred expense
Comprehensive loss—foreign currency translation adjustment
Net loss for the period from inception to April 30, 2002

Balance at April 30, 2002			4,814,533	4,815	147,481	—
Shares issued for cash at $1.0677			14,601	15	15,575
Shares issued for services at $.0214			219,010	219	4,472
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003			5,048,144	5,048	167,529	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004			5,420,541	5,421	813,499	—
Shares issued for cash at $1.3218			374,074	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005			5,816,515	5,817	1,592,016	5,465
Write off foreign currency translation adjustment (Unaudited)
Shares issued for cash at $1.5656 (Unaudited)			12,669	13	19,821
Shares issued for prior service (Unaudited)			3,650	4	5,462	(5,465)
Amortization of deferred expense (Unaudited)
Options issued for services (Unaudited)					233,310
Recapitalization with Bridge Oncology (unaudited)			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing (unaudited)					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $437,169) (unaudited)	464.0000	0.4640			4,202,831
Convertible Series A Shares issued on conversion of notes payable (unaudited)	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares (unaudited)					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock (unaudited)					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock (unaudited)					(2,048,531)
Recapitalization with Hibshman Optical Corp. (unaudited)			576,700	577	(7,708)
Net loss for the period ended January 30, 2006 (unaudited)

Balance at January 31, 2006 (Unaudited)	592.6318	0.5926	14,274,534	$14,275	$6,648,464	$—

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to January 31, 2006 (Unaudited)

	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss- Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)
Balance at April 19, 2001 (Inception)
Shares issued for cash at $.0326	$(97,245)	$—	$—	$—	$42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss—foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,602)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss—foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,045)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,769
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss—foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,113
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005		(562)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment (Unaudited)			25,931		25,931
Shares issued for cash at $1.5656 (Unaudited)					19,834
Shares issued for prior service (Unaudited)
Amortization of deferred expense (Unaudited)		562			562
Options issued for services (Unaudited)					233,310
Reverse acquisition between Bridge Oncology & Somanta Limited (unaudited)					(84,470)
Beneficial conversion feature associated with convertible debt financing (unaudited)					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $437,169) (unaudited)					4,202,831
Convertible Series A Shares issued on conversion of notes payable (unaudited)					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares (unaudited)					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock (unaudited)					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock (unaudited)					(2,048,531)
Reverse acquisition between Hibshman & Somanta Limited (unaudited)					(7,131)
Net loss for the period ended January 30, 2006 (unaudited)				(5,183,635)	(5,183,635)

Balance at January 31, 2006 (Unaudited)	$—	$—	$—	$(6,959,735)	$(296,995)

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

Accounting for stock-based compensation

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

	2006	2005
Convertible preferred stock	9,877,194	—
Stock options	3,831,849	2,204,701
Warrants	6,802,838	—
Total	20,511,882	2,204,701

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

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

2. SIGNIFICANT CONTRACTS AND LICENSES

The School of Pharmacy, University of London (“SOP”)

On September 21, 2005, SOP agreed to assign to the Company the rights to a patent on di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug. The Company agreed to (a) assign the patent back to SOP if the Company was unable to complete a substantial funding by December 31, 2005, (b) allow the lead inventor to retain non-commercial research rights, (c) use best efforts to initiate a research and development agreement with the lead inventor to advance the development of the associated product candidates, and (d) pay royalties on future sales of products covered by the patent. The know-how license became effective on the date the option was exercised.

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

To summarize, Hibshman has merged into Delaware NewCo, which changed its name to Somanta Pharmaceuticals, Inc. Somanta Pharmaceuticals created a subsidiary known as Merger Sub. Merger Sub merged into Somanta Incorporated and Somanta Incorporated became the wholly-owned subsidiary of Somanta Pharmaceuticals, Inc. Somanta Pharmaceuticals, Inc., elected to continue the fiscal year end April 30 of Somanta Incorporated. This is changed from Hibshman’s fiscal year end of December 31.

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

In addition, for each $50,000 borrowed on the additional $250,000 line of credit, the Company agreed to issue a six-year warrant to purchase 173,307 shares of common stock in the amount of 1% of the Company’s fully diluted common shares outstanding at an exercise price of $0.01 per share. SI has drawn an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and has issued warrants to purchase a total of 866,534 shares of common stock to SCO. These warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance, volatility factors of 97.24% calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of the warrants have been exercised as of January 31, 2006.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the convertible note payable had a non-cash beneficial conversion feature of $364,721, which was determined once the qualified equity financing was finalized. The beneficial conversion feature was calculated on the note commitment date but recognized when the contingency of conversion was resolved and was determined based on the difference between the calculated conversion value after the allocation of the full fair value of the warrants of $514,981 to the debt as debt discount and the fair value of the Company’s common stock of $0.60 per share. The value of the Company’s common stock of $0.60 per share was based on the value of common stock obtained through negotiation for independent sales of common stock to unaffiliated investors. After the allocation of proceeds between the debt and warrants are made, conversion price of $0.425 was calculated based on the allocated amount to debts divided by 2,083,333, the total number of shares into which the note is convertible. The calculated amount of $0.175, the difference of the fair value of the common stock of $0.60 and the effective conversion price of $0.425, represents the beneficial value per share. This beneficial value was applied to the total shares into which the note is convertible, to calculate the beneficial conversion feature. The proceeds of $1,250,000 on the note were recorded net of the discount of $364,721 on account of the beneficial conversion feature and discount of $514,981 on account of the full fair value of the warrants. In conjunction with the private placement (Note 5), the debt and accrued interest was converted into 128.6318 shares of Series A Convertible Preferred Stock. The discounts on account of the beneficial conversion feature and fair value of the warrants have been recognized as additional interest expense on conversion.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. Pursuant to SFAS No. 5, the Company did not accrue any liquidated damages as of January 31, 2006 since the incurrence of damage was neither probable nor estimable.

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

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity for warrants issued during the nine month period ended January 31, 2006.

	Number of shares	Weighted Average Exercise Price
Balance—April 30, 2005	—	—
Granted	6,802,838	0.64
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance—January 31, 2006	6,802,838

The following table summarizes information about warrants outstanding as of January 31, 2006.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	866,534	5.83	$0.01	866,534	$0.01
0.60	987,720	6.00	0.60	987,720	0.60
0.75	4,938,597	6.00	0.75	4,938,597	0.75
2.25	9,987	4.35	2.25	9,987	2.25

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

In November 2005, the Company entered into two consulting agreements: (i) a Service Provision Agreement with Pharma Consultancy Limited, a UK company controlled by Luiz Porto, one of the Company’s stockholders pursuant to which the Company will pay Dr. Porto approximately $278,000 per year, for services rendered by Dr. Porto to the Company as an independent consultant in connection with the management of the Company’s clinical activities, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice; and (ii) a Service Provision Agreement with Gary Bower pursuant to which the Company will pay Mr. Bower approximately $156,000 per year for services rendered by Mr. Bower to the Company as an independent consultant in connection with the pre-clinical activities related to the manufacturing of the Company’s product candidates, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and that may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Agreement with Mr. Bower was amended in April 2006 to include GTE Consultancy Limited, a company organized under the laws of United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both Dr. Porto and Mr. Bower may also be granted cash bonuses and stock options in the future.

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

The following table summarizes activity for stock options issued to employees and directors for the nine month period ended January 31, 2006 (unaudited):

	Shares	Wtd. Avg. Exercise Price
Outstanding April 30, 2005	2,204,701	$1.23
Granted	1,773,155	$.60
Exercised	—
Forfeited	146,007	$1.23
Expired	—
Outstanding January 31, 2006	3,831,849	$.94

The following table summarizes information about Company stock options outstanding as of January 31, 2006 (unaudited):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wtd. Avg Remaining Contr. Life	Wtd. Avg Exercise Price	Number Exercisable	Wtd. Avg Exercise Price
$.60-$1.23	3,831,849	8.1 years	$.94	2,055,096	$1.18

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

8. RELATED PARTY TRANSACTIONS

Due to Officer and Related Party

The Company has accrued compensation to its Executive Chairman amounting to $90,000 and $1,000 payable to an officer as of January 31, 2006.

The Company has also accrued a fee of $474,105 payable to its placement agent, who is also a major shareholder of the Company, for the issuance of the $1,250,000 convertible secured note and convertible preferred stock and has accrued fees totaling $141,870 for the advisory services and other expenses for the period ended January 31, 2006.

9. RESTATEMENT

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

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. Pursuant to SFAS No. 5, the Company did not accrue any liquidated damages as of January 31, 2006 since the incurrence of damage was neither probable nor estimable.

In the original January 31, 2006 10-QSB which was filed on March 22, 2006, the Company had allocated $320,253 of the proceeds from the preferred stock offering to liquidated damages, which treatment was incorrect based upon responses to comments received from the SEC. The effect of now correcting this error in this amended 10-QSB filing is as follows:

	Previously Stated	Restated
Series A Convertible Preferred Stock related liquidated damages	320,253	—
Additional paid-in capital	6,328,211	6,648,464
Total stockholders’ deficit	(617,249)	(296,995)

10. SUBSEQUENT EVENTS

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At January 31, 2006, we had an accumulated deficit of $6,959,735 (unaudited). We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this prospectus. We believe that the following accounting policies require the application of significant judgments and estimates.

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

Research and Development

All research and development costs consist of expenditures for royalty payments, licensing fees, and contract research conducted by third parties.

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

Three Months Ended January 31, 2006 Compared With Three Months Ended January 31, 2005

For the three months ended January 31, 2006, we recognized revenue in the amount of $357 (unaudited) related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders. No revenue was recognized for the three month period ended January 31, 2005.

Our net loss applicable to common shareholders was $3,503,433 (unaudited) for the three months ended January 31, 2006 versus $258,164 (unaudited) for the three months ended January 31, 2005, an increase of $3,245,269. This increase is primarily due to increases in operating expenses, interest expense, and the deemed dividend on Series A Convertible Preferred Stock issued on January 31, 2006 (see Note 5, Private Placement, in the financial statements included elsewhere in this prospectus).

Operating Expenses were $980,021 (unaudited) for the three months ended January 31, 2006, versus $251,957 (unaudited) for the three months ended January 31, 2005, an increase of $728,064. This increase is primarily due to an increase in general and administrative (“G&A”) expenses, and an increase in research and development (“R&D”) expenses.

G&A expenses were $807,615 for the three months ended January 31, 2006, versus $200,172 for the three months ended January 31, 2005, an increase of $607,443. This increase reflects primarily:

•	an increase in legal expenses of $121,378, audit expenses of $98,046, investor relations and printing expenses of $50,044, and accounting expenses of $44,098, all related to our preparation for the expected reincorporation (see Note 3, Share Exchange Agreement and Plan of Merger Agreement in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus) and for the expected sale of unregistered equity securities (see Note 5, Private Placement in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus).

•	an increase in licensing fees of $150,000 for a required payment in accordance with our agreement with Immunodex, Inc. (see Phoenix, In-License For Phoenix, elsewhere in this prospectus). As of our fiscal year beginning May 1, 2005, we re-classified our licensing fees to G&A expenses from R&D expenses because they are a part of the business development function, which was assigned to the G&A function at that time.

•	an increase in payroll expenses of $72,231 for the compensation of newly-hired officers who were not on our payroll in the quarter ended January 31, 2005.

•	an increase in non-cash options expense of $24,881 to record the non-cash value of stock options issued to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in travel expenses of $24,383 related to the overall increase in the level of our business activity.

R&D expenses were $172,406 for the three months ended January 31, 2006, versus $51,785 for the three months ended January 31, 2005, an increase of $120,621. This increase reflects primarily:

•	an increase in consulting expenses of $72,834 related to the costs of monthly retainers for two principal consultants contracted on annual terms to oversee all our pre-clinical and clinical development.

•	an increase in pre-clinical expenses of $80,715 related to our significant increase in development work on Phoenix and Alchemix.

•	a decrease in the non-cash options expense required by Statement of Financial Accounting Standards 123 of $40,098 related to our current cessation of the practice of issuing equity for services and to the completion of the expensing of options issued to a former director and consultant.

Interest expenses were $1,001,354 for the three month period ended January 31, 2006. There were no interest expenses for the three month period ended January 31, 2005. The interest expense for the 2006 period includes the following items related to our secured convertible note issued to SCO Capital Partners LLC (see Note 4, Convertible Note Payable, in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus):

•	$514,981, representing the non-cash expense required by Statement of Financial Accounting Standards 123 for the fair value of the warrants issued in connection with the note.

•	$364,721, representing the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the note.

•	$100,000, reflecting the fee paid to SCO Capital Partners LLC for issuing the note.

•	$21,652, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Convertible Preferred Stock in connection with our private placement of the stock (see Note 5, Private Placement, in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus).

The deemed dividend on Series A Convertible Preferred Stock issued on January 31, 2006 (see Note 5, Private Placement, in the financial statements included elsewhere in this prospectus) was $1,522,317. There was no such expense in the nine month period ended January 31, 2005. The dividend for the 2006 period reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A Convertible Preferred Stock.

Nine Months Ended January 31, 2006 Compared With Nine Months Ended January 31, 2005

For the nine months ended January 31, 2006, we recognized revenue in the amount of $1,071 (unaudited) related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders. No revenue was recognized for the nine month period ended January 31, 2005.

Our net loss applicable to common shareholders was $5,183,635 (unaudited) for the nine months ended January 31, 2006 versus $662,918 (unaudited) for the nine months ended January 31, 2005, an increase of $4,520,717. This increase is primarily due to increases in Operating Expenses, Interest Expense, and the Deemed Dividend on Series A Convertible Preferred Stock issued on January 31, 2006 (see Note 5, Private Placement, in the financial statements included elsewhere in this prospectus).

Operating Expenses were $2,621,972 (unaudited) for the nine months ended January 31, 2006, versus $656,711 (unaudited) for the nine months ended January 31, 2005, an increase of $1,965,261. This increase is due to an increase in both G&A expenses and R&D.

G&A expenses were $2,220,102 (unaudited) for the nine months ended January 31, 2006, versus $483,057 (unaudited) for the nine months ended January 31, 2005, an increase of $1,737,045. This increase reflects primarily:

•	an increase in licensing fees of $495,358, due to required payments of $450,000 in accordance with our agreement with Immunodex, Inc. (see Note 2, Significant Contracts and Licenses, in the Somanta Pharmaceuticals, Inc. financial statements included elsewhere in this prospectus) and to a required payment of $45,358 in accordance with our agreement with the School of Pharmacy, University of London. As of our fiscal year beginning May 1, 2005, we re-classified our licensing fees to G&A expenses from R&D expenses because they are a part of the business development function, which was assigned to the G&A function at that time.

•	an increase in legal expenses of $460,809, in audit expenses of $157,018, in accounting expenses of $79,233, and in investor relations and printing expenses of $71,024, all related to our preparation for the expected reincorporation and expected sale of unregistered equity securities, described above.

•	an increase in payroll expenses of $162,362 for the compensation of newly-hired officers who were not on our payroll in the nine months ended January 31, 2005.

•	an increase in non-cash expenses of $138,163 to record the non-cash value of stock options issued to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in consulting expenses of $63,908, primarily related to fees for a financial consultant and for the Executive Chairman and for a financial consultant to perform financial planning and analysis on monthly terms.

•	an increase in travel expenses of $57,483 related to the overall increase in the level of our business activity.

•	an increase in insurance expenses of $40,241 related to the establishment of a comprehensive insurance program.

R&D expenses were $401,870 (unaudited) for the nine month period ended January 31, 2006, versus $173,654 (unaudited) for the nine month period ended January 31, 2005, an increase of $228,216. This increase reflects primarily:

•	an increase in consulting expenses of $188,575, related to the costs of monthly retainers for our two principal consultants contracted to oversee all our pre-clinical and clinical activities on annual terms and the costs of monthly retainers for scientific consultants at Immunodex, Inc. and the Cancer Research Institute of Contra Costa to provide advisory services related to advancing Phoenix through Phase I clinical trials and Angiolix through pre-clinical activities.

•	an increase in pre-clinical expenses of $46,433 related to our significant increase in development work on Phoenix and Alchemix.

Interest expenses were $1,016,021 (unaudited) for the nine month period ended January 31, 2006. There were no interest expenses for the nine month period ended January 31, 2005. The interest expense for the 2006 period includes the following items related to our secured convertible note issued to SCO Capital Partners LLC (see Note 4, Convertible Note Payable, in the Somanta Pharmaceuticals, Inc., financial statements included elsewhere in this prospectus):

•	$514,981, representing the non-cash expense required by Statement of Financial Accounting Standards 123 for the fair value of the warrants issued in connection with the note.

•	$364,721, representing the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the note.

•	$100,000, reflecting the agent fee paid to SCO Capital Partners LLC for issuing the note.

•	$36,319, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Convertible Preferred Stock in connection with our private placement of the stock (see Note 5, Private Placement, in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus).

The deemed dividend on Series A Preferred issued on January 31, 2006 (see Note 5, Private Placement, in the financial statements for Somanta Pharmaceuticals, Inc., included elsewhere in this prospectus) was $1,522,317. There was no similar expense in the nine month period ended January 31, 2005. The dividend for the 2006 period reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A Convertible Preferred Stock.

Change in Functional Currency

From inception through the fiscal year ended April 30, 2005, we were located in the United Kingdom, and all business transactions took place there. During that period, our functional currency was the United Kingdom pound.

On August 22, 2005, the Company, then known as Somanta Limited, took part in a share exchange with Bridge Oncology Products, Inc., a Delaware company, and became a subsidiary of Bridge Oncology Products, Inc., as described in the audited financial statements (see note 11, Subsequent Events, Share Exchange Agreement and Plan of Merger Agreement, in the Somanta, Inc. financial statements included elsewhere in this prospectus). As a result of this transaction, Somanta Limited became a wholly owned subsidiary of a U.S. entity and accordingly changed its functional currency to the U.S. dollar as of the fiscal year beginning May 1, 2005.

Related Party Transactions

We previously accrued compensation to our Executive Chairman amounting to $90,000 which was paid as a bonus in February 2006 to our Executive Chairman upon the closing of the private placement of shares of our Series A Convertible Preferred Stock. Also in February 2006, we repaid the full amount outstanding on a loan payable to our President and Chief Executive Officer in the amount of $81,000. We have accrued a fee of $474,105 payable to our placement agent, who is also a major shareholder of the Company, for the issuance of the $1,250,000 convertible secured note and convertible preferred stock and has accrued fees totaling $141,870 for the advisory services and other expenses for the period ended January 31, 2006. We paid off these amounts in February 2006.

We have also accrued a fee of $474,105 payable to our placement agent, who is also a major stockholder of ours, for the issuance of the $1,250,000 convertible secured promissory note and convertible preferred stock and accrued fees totaling $141,870 for advisory services and other expenses for the period ending January 31, 2006. We paid off these amounts in February 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of January 31, 2006, we had received $1,103,926 (unaudited) in net proceeds from sales of our equity securities and approximately $1,329,402 (unaudited) in debt financing. As of January 31, 2006, the $4,640,000 of gross proceeds from our private placement of Series A Convertible Preferred Stock was recorded in our financial statements as a receivable from escrow. A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at January 31, 2006.

As of January 31, 2006, we had approximately $7,201 (unaudited) in cash and cash equivalents compared to $102,885 at April 30, 2005, the end of our most recent fiscal year.

On August 23, 2005, we received $1,000,000 in net proceeds from a debt financing. We issued a $1,000,000 secured convertible note to SCO Capital Partners LLC. The note was secured by our assets, carried an annual interest rate of 7.5%, and was due at the earlier of (i) our completion of an equity financing of at least $10,000,000 or (ii) August 23, 2006. SCO Capital Partners LLC has the option to be repaid in cash or to purchase shares of the financing at the lowest price paid by institutional investors.

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

Net cash used in operating activities for the nine months ended January 31, 2006, totaled $1,359,918 (unaudited) and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable increased $566,430, our accrued liabilities increased $349,638, and our liabilities due to an officer and a related party increased $201,607 as a part of our preparation for our reincorporation and private placement. Our non-cash expenses included interest expense of $514,981 for the value of warrants related to our secured convertible note, interest expense of $364,721 for the value of beneficial conversion feature of secured convertible note and options expense of $233,310 to record the value of options issued to officers and directors.

Net cash used in operating activities for the nine months ended January 31, 2005, totaled $451,415 (unaudited) and was used to fund our net losses in the period, which were partly offset by increases in accounts payable of $74,426 due to an increased level of business activity and in options expense of $154,863 to record the value of options issued to officers and directors.

For the nine months ended January 31, 2006 we used $5,820 (unaudited) in investing activities, consisting of the acquisition of computer equipment. For the nine months ended January 31, 2005, we had no investing activities.

For the nine months ended January 31, 2006, we generated $1,269,834 (unaudited) of cash from financing activities, primarily $1,250,000 from the secured convertible note issued to SCO Capital Partners LLC mentioned above, as well as the sale of equity to a private investor.

For the nine months ended January 31, 2005, we generated $497,997 (unaudited) of cash from financing activities through the sale of equity to private investors.

On November 9, 2005 and on November 19, 2005, we received additional amounts of $100,000 (unaudited) in net proceeds from debt financings for an aggregate of $200,000 (unaudited), and on December 19, 2005, we received $50,000 (unaudited) in net proceeds from a debt financing. On January 31, 2006, this note and accrued interest was converted in its entirety to Series A Convertible Preferred Stock and the security interest in our assets was released. On January 31, 2006, we received $3,671,209 in net proceeds from the sale of Series A Convertible Preferred Stock and warrants to purchase common stock. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

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

Recently Issued Accounting Standards

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the financial statements.

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

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur.

Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. We do not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We will be evaluating the impact of SFAS 155.

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

Consistent with the industry, business, and intellectual property risks disclosed above in this registration statement, our revenue trend in the foreseeable future is highly uncertain. Even if we are able to obtain sufficient funding to conduct all current the programs of our business, we would not expect to achieve additional revenues in the next fiscal year according to the schedules of revenues in our current agreements with other companies for pre-clinical and clinical development.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman (the “Principal Executive Officer”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and CFO concluded that as of January 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2006 (Commission File No. 000-20297).

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

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: July 20, 2006	By:	/s/ Terrance J. Bruggeman
Terrance J. Bruggeman
Executive Chairman, Chief Financial Officer, Secretary and Treasurer