Form 10QSB
period 2006-07-31
Somanta Pharmaceuticals Inc.
filed 2006-09-05
CIK 888671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,274,534 issued and outstanding as of September 5, 2006. Preferred Stock, 20,000,000 shares authorized, $0.001 par value per share, 2,000 of which have been designated Series A Convertible Preferred Stock, 592.6318 issued and outstanding as of September 5, 2006.

Transitional Small Business Disclosure Format:    Yes:  ☐    No:  ☒

SOMANTA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND EXHIBITS

The condensed consolidated unaudited financial statements of registrant for the three months ended July 31, 2006, follow.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited) July 31, 2006	(Audited) April 30, 2006
Assets
Current assets:
Cash	$684,654	$1,587,751
VAT receivable	—	1,628
Interest receivable	2,500	—
Prepaid expenses	82,495	91,075

Total current assets	769,649	1,680,454
Office equipment, net of accumulated depreciation of $2,715 and $1,532 for the period ended July 31, 2006 and April 30, 2006, respectively	20,596	23,400
Other assets:
Restricted funds	155,626	152,048
Deposits	2,700	2,700

Total other assets	158,326	154,748

Total assets	$948,571	$1,858,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$323,092	$265,800
Due to related party	37,500	—
Accrued expenses	133,019	157,584
Accrued research and development expenses	237,788	155,694
Liquidated damages related to Series A preferred stock and warrants	120,502	—
Deferred revenue	8,214	8,572
Warrant liabilities	2,581,163	2,855,726

Total current liabilities	3,441,278	3,443,376
Stockholders’ deficit:
Preferred stock—$0.001 par value, 20,000,000 shares authorized
Series A Convertible Preferred Stock ($.001 par value, 2,000 shares designated, 592.6318 issued and outstanding as of July 31, 2006 and April 30, 2006	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding as of July 31, 2006 and April 30, 2006	14,275	14,275
Additional paid-in capital	6,767,096	6,701,458
Deficit accumulated during development stage	(9,274,079)	(8,300,508)

Total stockholders’ deficit	(2,492,707)	(1,584,774)

Total liabilities and stockholders’ deficit	$948,571	$1,858,602

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three Months Ended July 31, 2006 and 2005 and for the Period

from Inception of Operations

(April 19, 2001) to July 31, 2006

(Unaudited)

	Three Months Ended July 31,		From Inception of Operations (April 19, 2001) to July 31,
	2006	2005	2006
Revenue	$357	$—	$1,785
Operating expenses:
General and administrative	(826,528)	(177,926)	(5,513,573)
Research and development	(317,055)	(73,172)	(1,515,969)

Loss from operations	(1,143,226)	(251,098)	(7,027,757)
Other income (expense):
Interest income	17,077	—	29,425
Interest expense	—	—	(1,016,020)
Liquidated damages	(120,502)	—	(120,502)
Change in fair value of warrant liabilities	274,563	—	412,106
Gain on settlement of debt	—	—	5,049
Currency translation loss	(1,233)	—	(31,474)

Loss before income taxes	(973,321)	(251,098)	(7,749,173)
Income taxes	(250)	—	(2,589)

Net loss	(973,571)	(251,098)	(7,751,762)
Deemed dividends on convertible preferred stock	—	—	(1,522,317)

Net loss applicable to common shareholders	$(973,571)	$(251,098)	$(9,274,079)

Net loss per share-basic and diluted	$(0.08)	$(0.04)	$(0.73)

Weighted average number of shares outstanding—basic and diluted	14,274,534	5,832,157	13,100,097

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31, 2006 and 2005 and for the Period from Inception of Operations

(April 19, 2001) to July 31, 2006

(Unaudited)

	Three Months Ended July 31,		From Inception of Operations (April 19, 2001) to July 31, 2006
	2006	2005
Cash flows provided by (used for) operating activities:
Net loss	$(973,571)	$(251,098)	$(7,751,762)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,426	110	2,958
Gain on sale of equipment	(622)	—	(622)
Amortization of stock based expense	—	346	39,520
Write off foreign currency translation adjustment	—	—	25,931
Change in fair value of warrant liabilities	(274,563)	—	(412,106)
Shares issued for services and compensation	—	—	219,262
Gain on settlement of debts	—	—	(5,049)
Options expense	65,638	102,562	623,769
Warrants expense	—	—	92,689
Interest expense related to beneficial conversion feature on convertible note	—	—	364,721
Interest expense related to warrants issued on convertible note	—	—	514,981
Changes in assets and liabilities:
(Increase) decrease in assets -
VAT receivable	1,628	40,363	3,444
Interest receivable	(2,500)	—	(2,500)
Restricted funds	(3,578)	—	(155,626)
Prepaid expenses	8,580	(4,605)	(82,224)
Deposits	—	—	(2,700)
Increase (decrease) in liabilities:
Accounts payable	57,292	103,298	317,793
Accrued liabilities	57,529	(79,780)	358,947
Liquidated damages	120,502	—	120,502
Deferred revenue	(358)	—	8,214
Due to officer and related party	37,500	—	(100,394)

Net cash used for operating activities	(905,097)	(88,804)	(5,820,252)

Cash flows used for investing activities:
Purchase of equipment	—	—	(24,824)
Proceeds from sale of equipment	2,000	—	2,000

Net cash used for investing activities	2,000	—	(22,824)

Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment-related party	—	—	(7,367)
Proceeds from convertible note-related party	—	—	1,250,000
Proceeds from issuance of common stock	—	19,834	928,125
Proceeds from issuance of preferred stock	—	—	4,095,831
Cash received for subscription receivable	—	—	175,801

Net cash provided by financing activities	—	19,834	6,251,792

Effect of exchange rate changes on cash	—	(264)	5,938

Increase (decrease) in cash	(903,097)	(69,234)	684,654
Cash, beginning of period	1,587,751	102,885	—

Cash, end of period	$684,654	$33,651	684,654

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Issuance of warrants in conjunction with convertible preferred stock	$—	$—	$2,067,223

Deemed dividends related to convertible preferred stock	$—	$—	$1,522,317

Conversion of note and accrued interest	$—	$—	$1,286,318

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to July 31, 2006 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid- in Capital	Shares to be Issued
	Shares	Amount	Shares	Amount
Balance at April 19, 2001 (Inception)	—	$—	—	$—	$—	$—
Shares issued for cash at $.0326			4,299,860	4,300	135,680	—
Shares issued for services at $.0139			514,674	515	11,801
Amortization of deferred expense
Comprehensive loss—foreign currency translation adjustment
Net loss for the period from inception to April 30, 2002

Balance at April 30, 2002			4,814,534	4,815	147,481	—
Shares issued for cash at $1.0677			14,601	15	15,575
Shares issued for services at $.0214			219,010	219	4,472
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003			5,048,145	5,049	167,528	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004			5,420,541	5,421	813,498	—
Shares issued for cash at $1.3218			374,073	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005			5,816,515	5,817	1,592,015	5,465
Write off foreign currency translation adjustment
Shares issued for cash at $1.5656			12,669	13	19,821
Shares issued for prior service			3650	3	5,462	(5,465)
Amortization of deferred expense
Options issued for services					300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)	464	0.464			4,095,830
Convertible Series A Shares issued on conversion of notes payable	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)
Warrant expense					92,689
Net loss for the year ended April 30, 2006

Balance at April 30 , 2006	592.6318	.5926	14,274,534	14,275	6,701,458	—
Options issued for services					65,638
Net loss for the three months ended July 31, 2006

Balance at July 31, 2006 (unaudited)	592.6318	$.5926	14,274,534	$14,275	$6,767,096	$—

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to July 31, 2006 (Unaudited)

	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss- Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)
Balance at April 19, 2001 (Inception)	$—	$—	$—	$—	$—
Shares issued for cash at $.0326	(97,245)	—	—	—	42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss—foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,601)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss—foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,044)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,768
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss—foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,114
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	(561)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment			25,931		25,931
Shares issued for cash at $1.5656					19,834
Shares issued for prior service					—
Amortization of deferred expense		561			561
Options issued for services					300,616
Recapitalization with Bridge Oncology					(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)					4,095,830
Convertible Series A Shares issued on conversion of notes payable					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares				(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.					(7,131)
Warrant expense					92,689
Net loss for the year ended April 30, 2006				(5,002,091)	(5,002,091)

Balance at April 30, 2006	—	—	—	(8,300,508)	(1,584,774)
Options issued for services					65,638
Net loss for the three months ended July 31, 2006				(973,571)	(973,571)

Balance at July 31, 2006 (unaudited)	$—	$—	$—	$(9,274,079)	$(2,492,707)

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

Somanta Incorporated was incorporated as Somantis Limited under the laws of England and Wales on April 19, 2001. Somantis Limited changed its name to Somanta Limited on March 14, 2005, and performed business as a United Kingdom entity through the fiscal year ending April 30, 2005. On August 22, 2005, Somanta Limited became a wholly owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation, pursuant to a share exchange with BOPI; however, Somanta Limited was deemed the accounting acquirer in this share exchange transaction. On August 24, 2005, the name of BOPI was changed to Somanta Incorporated.

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

Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through July 31, 2006. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2006 and 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2007.

The Company reported a net loss and net loss applicable to common shareholders of $973,571 for the three month period ended July 31, 2006. The net loss from date of inception, April 19, 2001 to July 31, 2006, totaled $7,751,762 (net loss applicable to common shareholders of $9,274,079). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through July 31, 2006, a significant portion of the Company’s financing has been through private sales of capital stock. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

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

Share-Based Payments

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

Effective May 1, 2006, the Company adopted SFAS 123R and accordingly have adopted the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of the period of time as the remaining requisite services are rendered.

Prior to May 1, 2006, the Company accounted for its employee stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential dilutive convertible shares and stock options or warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive convertible shares, stock options and warrants as of July 31, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	2006	2005
Convertible preferred stock	9,877,194	—
Stock options	3,545,247	2,204,701
Warrants	6,952,838	—

Total	20,735,279	2,204,701

The Company’s undeclared dividend on Preferred Stock amounting to $119,500 for the three months ended July 31, 2006 is included in the computation of net loss per share for the period ended July 31, 2006 in accordance with SFAS No. 129.

This amount and the undeclared dividend amount of $115,604 for the year ended April 30, 2006, totaling $235,104, is included in the computation of net loss per share for the period from inception (April 19, 2001) to July 31, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB do not have a material effect on the financial statements taken as a whole.

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

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

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

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140”. Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on May 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on May 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

2. SIGNIFICANT CONTRACTS AND LICENSES

The School of Pharmacy, University of London (SOP)

In September 2005, The School of Pharmacy formally assigned to the Company the rights to a key patent application and the relevant know-how in the field of the treatment of cancer. The Agreement obligates the Company to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to the prodrug covered by the patent application. If the Company successfully achieves each of these milestones, it would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $490,415. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. If the Company fails to achieve any of these agreed upon clinical milestones, The School of Pharmacy would have the right to terminate the know-how license under the agreement. In addition, the Company is obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on the prodrug.

Immunodex

On August 16, 2005, Somanta Incorporated and Immunodex entered into a patent know-how and exclusive sublicense agreement. In August 2005, the Company made a deposit of $150,000 into an escrow account pursuant to this agreement. In December 2005, this $150,000 was released from escrow and paid to Immunodex and recorded as R&D expense, based on the successful completion of the huBrE-3 mAb testing. In February 2006, the Company made a deposit of $150,000 into an escrow account pursuant to the agreement. This amount was presented as restricted funds in the consolidated balance sheet for the period ended July 31, 2006. The release of these funds is contingent upon successful completion of the huMc3 mAb testing.

University of Bradford (“UoB”)

On March 1, 2006, the Company entered into an agreement with the University of Bradford, Leeds, United Kingdom for the Company to fund a two-year research and development project staffed by UoB scientists to evaluate di-N-oxides of chloroethylaminoanthraquinones as a bioreductive prodrug and to evaluate and provide data on chloroethylaminoanthraquinones to support the requirements to initial clinical trials. The Company paid $84,835 and accrued $83,000 for project costs based on this agreement as of July 31, 2006.

Imperial College of Science, Technology and Medicine (“Imperial College”)

On July 27, 2006, the Company entered into an agreement with Imperial College and a post-graduate student for the Company to fund a three-year pre-clinical research project staffed by Imperial College scientists to evaluate Angiolix (huMc-3 mAb) for anti-vascular cancer therapy. The Company has accrued $38,745 for the project costs as of July 31, 2006.

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

The acquisition was accounted for as a recapitalization, as described in FASB 141, 17-3. This transaction is treated as a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to Somanta Incorporated issuing stock for the net monetary assets of Hibshman Optical Corp., accompanied by a recapitalization. In accounting for this transaction, since Somanta Incorporated is deemed to be the purchaser and surviving company, its net assets have been included in the consolidated balance sheet at their historic book values. Somanta Pharmaceuticals, Inc., elected to change the fiscal year from December 31 to April 30 of Somanta Incorporated.

4. PRIVATE PLACEMENT

On January 31, 2006, Somanta Pharmaceuticals, Inc. completed a private placement of 592.6318 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) at a price of $10,000 per share, including six-year warrants to purchase an additional 4,938,598 shares of its common stock. The Series A Preferred shares consisted of 464 shares purchased by investors which are convertible into 7,733,333 shares of common stock and 128.6318 shares that gave effect to the conversion amount of $1,286,318, representing the value of the converted note of $1,250,000 and the associated accrued interest of $36,318. The total 592.6318 preferred shares are convertible into 9,877,197 common shares. Gross proceeds to Somanta were $4,640,000, including $3,671,209 in cash, payments to various vendors amounting $968,791, which included cash payment of $624,105 to SCO Securities, LLC, its placement agent.

The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share. The warrants expire on January 31, 2012. None of the warrants have been exercised as of July 31, 2006.

Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum. Dividends will accrue and will be cumulative from the date of issuance, whether or not earned or declared by the Board of Directors. Dividends can be paid at the Company’s option either in cash or shares of the Company’s common stock on April 30 and October 31 of each year. The holders of the Series A Preferred stock have full voting rights and powers, subject to the Beneficial Ownership Cap, equal to the voting rights and powers of the Common stock holders. The Board of Directors did not declare the dividends as of April 30, 2006. Therefore, a dividend of $115,604 for the year ended April 30, 2006 and $119,500 for the period ended July 31, 2006 on the Preferred Stock have not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of the net loss per share.

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

The Series A Preferred has been classified as equity, as the Series A Preferred stock is not redeemable. In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, the Company has determined that the Series A Preferred had a beneficial conversion feature of $1,522,317 as of the date of issuance. As such, the Company recorded a non-cash deemed dividend of $1,522,317 resulting from the difference between the conversion price determined after allocation of the full fair value of the warrants of $0.45 and the fair value of common stock of $0.60. The carrying value of the Series A Preferred of $5,926,318 was recorded net of the deemed dividend of $1,522,317 and a discount of $2,048,531 on account of the full fair value of the warrants at the issuance date.

The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19.

5. LIQUIDATED DAMAGES AND WARRANT LIABILITIES

In connection with the additional $250,000 line of credit drawn pursuant to a convertible note which was converted into Series A Preferred on January 31, 2006 (Note 4), the Company issued warrants to purchase a total of 866,534 shares of common stock at an exercise price of $0.01 per share to SCO. The warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance, volatility factors of 97.24% calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of these warrants have been exercised as of July 31, 2006.

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

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. Pursuant to SFAS No. 5,.the Company has accrued a liability of liquidated damages of $120,502 as of July 31, 2006 since the Registration Statement had not been declared effective by the SEC at that time. The SEC declared the Registration Statement effective on August 10, 2006. Although the Registration Statement is effective, the securities owned by SCO Capital Partners, LLC were not registered and SCO withdrew them from the Registration because of the resale restrictions required by the SEC.

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

The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at July 31, 2006 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.50% at the issuance date and 4.93% on July 31, 2006, no dividend yield, volatility factors of 81.89% to 97.24% at the issuance date and 66.26% to 74.24% at July 31, 2006, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and unaffiliated third party Series A investors. The change in fair value at July 31, 2006 was reported in earnings and disclosed in the financial statements.

The following table summarizes the activity for warrants issued during the three month period ended July 31, 2006.

	Number of shares	Weighted Average Exercise Price
Balance—April 30, 2006	6,952,838	0.62
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance—July 31, 2006	6,952,838	0.62

The following table summarizes information about warrants outstanding as of July 31, 2006.

Warrants Outstanding		Weighted Average Remaining Contractual Life (years)	Warrants Exercisable		Weighted Average Exercise Price
Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable
$ 0.01	1,016,534	6.4	$0.01	1,016,534	$0.01
0.60	987,720	5.5	0.60	987,720	0.60
0.75	4,938,597	5.5	0.75	4,938,597	0.75
2.25	9,987	3.8	2.25	9,987	2.25

6. EMPLOYMENT AND CONSULTING AGREEMENTS

In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors. In July 2006, the Company’s CEO and Executive Chairman agreed to defer 50% of their base salaries until the completion of the Company’s next fund raising at which time the deferred amounts would be repaid and the deferrals would cease. Effective June 30, 2006, our Executive Chairman was elected as Chief Financial Officer, Secretary and Treasurer.

In January 2006, the Company entered into an employment agreement with the Company’s Chief Financial Officer (“CFO”). Under the agreement, the CFO was to be paid an annual base salary of $215,000 and also entitled to receive an annual bonus and additional stock option grants at the discretion of the Company’s board of directors. In June 2006, the Company’s CFO resigned. The Company is not obligated to pay him any severance or other payments as the result of his departure; however, the board agreed to amend the terms of his stock option agreement to immediately vest him in twenty five percent (25%) of the shares covered by the option, or 101,668 shares, and enable him to exercise such option until June 30, 2007. Based on FAS 123R, no incremental expense was recorded for these options with accelerated vesting as the fair value of the modified options was less than the fair value of the original options calculated immediately before the terms were modified.

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

The agreement with Mr. Bower was amended in April 2006 to include GTE Consultancy Limited, a company organized under the laws of United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both Dr. Porto and Mr. Bower may also be granted cash bonuses and stock options in the future. In July 2006, Pharma Consultancy Limited and GTE Consultancy Limited amended their agreements to reduce, effective September 1, 2006 the consulting services to the Company by 33%, which in turn, will reduce the Company’s payments by approximately $91,000 and $51,000, respectively, on an annualized basis.

One of the Company’s former directors and a current consultant resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. Concurrently, he entered into a consulting arrangement with the Company under which he is paid $5,000 per month.

The Company’s former CFO resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. In January 2006, he entered into a consulting arrangement with the Company under which he is paid $5,000 per month retroactive to June 2005. Effective June 1, 2006, the former CFO agreed to modify his consulting arrangement to provide his services for $100 per hour in lieu of a fixed retainer and was granted options to acquire 25,000 of the Company’s common stock at $.60 per share vesting quarterly over twenty four months.

7. STOCK- BASED COMPENSATION

The Board of Directors adopted and the stockholders approved the 2005 Equity Incentive Plan in June 2005. The plan was adopted to recognize the contributions made by the Company’s employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to its future success, and to improve the Company’s ability to attract, retain and motivate individuals upon whom the Company’s growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 8,000,000 shares reserved for grants of options under the plan, of which 2,204,701 have been issued as substitutions with the exact same terms for the 2,204,701 previously issued options outstanding as of April 30, 2005. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on August 31, 2015.

FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. Since May 1, 2003, the Company has used the Black-Scholes model to estimate the fair value of stock options granted. For the valuation of stock-based awards granted in the three months ended July 31, 2006, the Company used the following significant assumptions:

Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the options, which is generally the same as the vesting period of the options. For all stock options, the Company amortizes the fair value on a straight-line basis over the service periods.

Expected Term or Life. The expected term or life of stock options granted or stock purchase rights issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. To calculate the expected term, the Company used the total of one-half of the option term and one-half of the vesting period.

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. The Company’s stock is not currently traded on an exchange. The Company estimated the expected volatility of the stock options at grant date using the daily stock price of three comparable companies over a recent historical period equal to the Company’s expected term.

Risk-Free Interest Rate. The risk-free interest rate used in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

Expected Dividends. The Company has never paid any cash dividends on common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in valuation models.

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first half of 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for stock options granted for the three six months ended July 31, 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-Based Awards. The weighted-average estimated fair value of stock options granted during the three months ended July 31, 2006 was $0.47 per share. The Company did not grant any options during the three months ended July 31, 2005. The fair value for these stock options was estimated at the date of grant with the following weighted-average assumptions for the three months ended July 31, 2006:

	Three months ended July 31,
	2006	2005
Expected volatility	92%	n/a
Weighted-average volatility	92%	n/a
Expected dividend yield	0%	n/a
Expected term in years	6.00	n/a
Risk-free interest rate	5.10%	n/a

During the three months ended July 31, 2006 and 2005, the Company recognized compensation costs related to stock options of $65,638 and $102,562, respectively. As of July 31, 2006, there was $583,155 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 6.17 years.

The following table summarizes activity for stock options issued to employees and directors for the three month period ended July 31, 2006 (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2006	3,825,249	$0.94	7.9	$—
Granted	25,000	0.60
Exercised	—
Forfeited	(305,002)	0.60
Expired	—

Outstanding at July 31, 2006	3,545,247	0.96	7.5	—

Exercisable at July 31, 2006	2,188,801	1.18	6.44	—

The aggregate intrinsic value represents the difference between the estimated stock price on the last day of the quarter, July 31, 2006, which was $0.60, and the exercise price multiplied by the number of options outstanding. The exercise prices on all options of the Company either equals or exceeds $0.60, and accordingly, the intrinsic value is reported as zero.

The following table summarizes information about non-vested Company stock options as of July 31, 2006 (unaudited):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2006	1,849,128	$0.43
Granted	25,000	0.47
Vested	(212,680)	0.31
Forfeited	(305,002)	0.15

Non-vested at July 31, 2006	1,356,446	0.51

8. RELATED PARTY TRANSACTIONS

Due to a Related Party

The Company has recorded fees totaling $37,500 to SCO Financial Group, LLC for advisory services and other expenses for the period ended July 31, 2006.

9. SUBSEQUENT EVENTS

The SEC declared the registration statement filed by the Company effective on August 10, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements, including the related footnotes.

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of our ability to raise capital to finance our growth, our ability to attract and retain key personnel, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans and the impact of current, pending or future legislation and regulation on the biopharmaceutical industry and other risks disclosed from time to time in our SEC filings. Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the SEC, including the Company’s Registration Statement on Form SB-2 (No:333-127838).

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At July 31, 2006, we had an accumulated deficit of $9,274,079 (unaudited). We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Share-Based Payment

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

Effective May 1, 2006, we adopted SFAS 123R and accordingly have adopted the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of the period of time as the remaining requisite services are rendered.

Prior to May 1, 2006, the Company accounted for its employee stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

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

Three Months Ended July 31, 2006 Compared With Three Months Ended July 31, 2005

For the three months ended July 31, 2006, we recognized revenue in the amount of $357 (unaudited) related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders. No revenue was recognized for the three month period ended July 31, 2005.

Our net loss applicable to common shareholders was $973,571 (unaudited) for the three months ended July 31, 2006 versus $251,098 (unaudited) for the three months ended July 31, 2005, an increase of $722,473. This increase is primarily due to increases in operating expenses by $892,485, and the initial recording of liquidated damages related to our Series A preferred stock and warrants of $120,502. These increases were offset by the change in value of our warrant liabilities of $274,563.

Operating Expenses were $1,143,583 (unaudited) for the three months ended July 31, 2006, versus $251,098 (unaudited) for the three months ended July 31, 2005, an increase of $892,485. This increase is primarily due to an increase in general and administrative (“G&A”) expenses, and an increase in research and development (“R&D”) expenses.

G&A expenses were $826,528 for the three months ended July 31, 2006, versus $177,926 for the three months ended July31, 2005, an increase of $648,602. This increase reflects primarily:

•	increases in accounting and auditing expenses of $147,389, corporate legal expenses of $90,191, outside consulting expenses of $58,554, and investor relations expenses of $31,966, all related to our merger, private placement, registration statement, and related to the requirements of dong business as a US publicly-listed entity.

•	an increase in payroll related expenses of $121,974 for the compensation of officers who were not on our payroll during the three months ended July 31, 2005.

•	an increase in insurance expenses of $74,899 related to the establishment of a comprehensive insurance program.

•	an increase in patent legal expenses of $39,074, due to patents related to the Immunodex, De Montfort University and School of Pharmacy, University of London licensing agreements

R&D expenses were $317,055 for the three months ended July 31, 2006, versus $73,172 for the three months ended July 31, 2005, an increase of $243,883. This increase reflects primarily:

•	an increase in pre-clinical costs of $152,459, related to the costs of efforts related to Prodrax and Angiolix

•	an increase in consulting expense of $38,233, related to the costs of monthly retainers as two principal consultants were contracted on annual terms to oversee all of our pre-clinical and clinical development

•	a $31,944 expense for an investigator fee, related to the investigator clinical trail of Phoenix.

We recorded liquidated damages of $120,502 during the three months ended July 31, 2006. The Registration Rights Agreements for our Series A Preferred Stock and certain warrants provide for liquidated damages in the event that a registration statement is not effective by a certain date. The SEC declared the Registration Statement effective on August 10, 2006.

The change in fair value of warrant liabilities of $274,563 for the three months ended July 31, 2006 is recorded in other income. There was no additional warrant issued during the period ended July 31, 2005.

Related Party Transactions

We have recorded fees of $37,500 to SCO Financial Group, who is a major stockholder of ours, for advisory services and other expenses for the period ending July 31, 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of July 31, 2006, we had received $5,199,757 (unaudited) in net proceeds from sales of our equity securities and $1,329,402 (unaudited) in debt financing. A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at the beginning of February 2006.

As of July 31, 2006, we had $684,654 (unaudited) in cash compared to $1,587,751 at April 30, 2006, the end of our most recent fiscal year.

Net cash used in operating activities for the three months ended July 31, 2006, totaled $905,097 (unaudited) and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable and accrued liabilities increased $114,821 (unaudited) and our accrual for liquidated damages increased $120,502 (unaudited). Our non-cash other income includes $274,563 (unaudited) related to the change in fair value of our warrant liabilities, and our non-cash expense includes $65,638 (unaudited) for compensation related to stock options.

For the three months ended July 31, 2006, our investing activities included the receipt of $2,000 (unaudited) from the sale of computer equipment. For the three months ended July 31, 2005, we had no investing activities.

For the three months ended July 31, 2006, we had no financing activities. For the three months ended July 31, 2005, our financing activities included the sale of 12,669 shares of common stock for net proceeds of $19,834.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

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

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Management believes that changes resulting from adoption of the SFAS 155 will not have a material effect on the financial statements.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140”. Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on May 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on May 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

Historical Expenditures

We have historically accounted for costs by company rather than by product.

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

For example, we intend to enter into agreements with other biopharmaceutical companies for the continued clinical development and marketing of our product development candidates. Generally, we intend to enter into these agreements when we have successfully completed the Phase II clinical trials and when human clinical data shows the safety and efficacy of our product development candidates.

Consistent with the industry, business, and intellectual property risks disclosed in our filings with the SEC, our revenue trend in the foreseeable future is highly uncertain. Even if we are able to obtain sufficient funding to conduct all current programs of our business, we would not expect to achieve additional revenues in the next fiscal year according to the schedules of revenues in our current agreements with other companies for pre-clinical and clinical development.

To achieve these goals we will need to expand our pre-clinical testing, our manufacturing that is compliant with current good manufacturing practices and the initiation of human clinical trials. This will mean that the level of expenditures will accelerate from those reported historically and will require that we fund these expenditures principally from the sale of our equity securities. Specifically, we are currently obligated to pay license fees of $250,000, milestone payments of $46,000 and research fees of $372,000, for a total of $668,000 all in the current fiscal year ending April 30, 2007.

Other than as discussed above, we are not aware of any material trends related to our business of product development, patents and licensing.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Executive Chairman and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of July 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the quarter ended July 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: September 5, 2006	By:	/s/ Terrance J. Bruggeman
Terrance J. Bruggeman
Executive Chairman, Chief Financial Officer, Secretary and Treasurer