Form 10QSB
period 2006-10-31
Somanta Pharmaceuticals Inc.
filed 2006-12-11
CIK 888671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,274,534 issued and outstanding as of December 1, 2006. Preferred Stock, 20,000,000 shares authorized, $0.001 par value per share, 2,000 of which have been designated Series A Convertible Preferred Stock, 592.6318 issued and outstanding as of December 1, 2006.

Transitional Small Business Disclosure Format:  Yes:  ☐    No:  ☒

SOMANTA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Condensed Consolidated Financial Statements:	3

	Condensed Consolidated Balance Sheets as of October 31, 2006 (unaudited) and April 30, 2006 (audited)	3

	Condensed Consolidated Statements of Operations for the three months and six months ended October 31, 2006 and 2005 (unaudited) and for the period from Inception (April 19, 2001) to October 31, 2006 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from Inception (April 19, 2001) to October 31, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2006 and 2005 (unaudited) and for the period from Inception (April 19, 2001) to October 31, 2006 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	20

ITEM 3.	Controls and Procedures	28

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	30

Signatures		31

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND EXHIBITS

The condensed consolidated unaudited financial statements of registrant for the three months and six months ended October 31, 2006, follow.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited) October 31, 2006	(Audited) April 30, 2006
Assets
Current assets:
Cash	$300,964	$1,587,751
VAT receivable	—	1,628
Other receivable	22,509	—
Prepaid expenses	57,982	91,075

Total current assets	381,455	1,680,454
Office equipment, net of accumulated depreciation of $4,060 and $1,532 for the period ended October 31, 2006 and April 30, 2006, respectively	19,251	23,400
Other assets:
Restricted funds	154,317	152,048
Deposits	2,700	2,700

Total other assets	157,017	154,748

Total assets	$557,723	$1,858,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$480,731	$265,800
Due to related parties	152,003	—
Accrued expenses	434,692	157,584
Accrued research and development expenses	661,807	155,694
Liquidated damages related to Series A preferred stock and warrants	35,200	—
Deferred revenue	7,857	8,572
Warrant liabilities	2,461,402	2,855,726

Total current liabilities	4,233,692	3,443,376
Stockholders’ deficit:
Preferred stock - $0.001 par value, 20,000,000 shares authorized Series A Convertible Preferred Stock, $.001 par value, 2,000 shares designated, 592.6318 issued and outstanding as of October 31, 2006 and April 30, 2006	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding as of October 31, 2006 and April 30, 2006	14,275	14,275
Additional paid-in capital	6,825,834	6,701,458
Deficit accumulated during development stage	(10,516,079)	(8,300,508)

Total stockholders’ deficit	(3,675,969)	(1,584,774)

Total liabilities and stockholders’ deficit	$557,723	$1,858,602

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three Months and Six Months Ended October 31, 2006 and 2005 and for the Period

from Inception of Operations

(April 19, 2001) to October 31, 2006

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception of Operations (April 19, 2001) to October 31, 2006
	2006	2005	2006	2005
Revenue	$357	$714	$714	$714	$2,142
Operating expenses:
General and administrative	(874,810)	(876,281)	(1,700,359)	(1,054,207)	(5,724,817)
Research and development	(583,318)	(514,821)	(901,352)	(587,993)	(2,762,853)

Loss from operations	(1,457,771)	(1,390,388)	(2,600,997)	(1,641,486)	(8,485,528)
Other income (expense):
Interest income	11,475	—	28,554	—	40,902
Interest expense	—	(14,667)	—	(14,667)	(1,016,020)
Liquidated damages	85,302	—	(35,200)	—	(35,200)
Change in fair value of warrant liabilities	119,762	—	394,324	—	531,867
Gain on settlement of debt	—	5,049	—	5,049	5,049
Currency translation loss	(768)	(29,098)	(2,002)	(29,098)	(32,243)

Loss before income taxes	(1,242,000)	(1,429,104)	(2,215,321)	(1,680,202)	(8,991,173)
Income taxes	—	—	(250)	—	(2,589)

Net loss	(1,242,000)	(1,429,104)	(2,215,571)	(1,680,202)	(8,993,762)
Deemed dividends on convertible preferred stock	—	—	—	—	(1,522,317)

Net loss applicable to common shareholders	$(1,242,000)	$(1,429,104)	$(2,215,571)	$(1,680,202)	$(10,516,079)

Net loss per share-basic and diluted	$(0.10)	$(0.12)	$(0.17)	$(0.12)	$(0.83)

Weighted average number of shares outstanding—basic and diluted	14,274,534	11,817,073	14,274,534	13,697,499	13,153,853

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to October 31, 2006 (Unaudited)

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
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003			5,048,145	5,049	167,528	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004			5,420,541	5,421	813,498	—
Shares issued for cash at $1.3218			374,073	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005			5,816,515	5,817	1,592,015	5,465
Write off foreign currency translation adjustment
Shares issued for cash at $1.5656			12,669	13	19,821
Shares issued for prior service			3650	3	5,462	(5,465)
Amortization of deferred expense
Options issued for services					300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)	464	0.464			4,095,830
Convertible Series A Shares issued on conversion of notes payable	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)
Warrant expense					92,689
Net loss for the year ended April 30, 2006

Balance at April 30 , 2006	592.6318	.5926	14,274,534	14,275	6,701,458	—
Options issued for services					124,376
Net loss for the six months ended October 31, 2006

Balance at October 31, 2006 (unaudited)	592.6318	$.5926	14,274,534	$14,275	$6,825,834	$—

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period from Inception of Operations (April 19, 2001) to October 31, 2006 (Unaudited)

	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss- Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)
Balance at April 19, 2001 (Inception)	$—	$—	$—	$—	$—
Shares issued for cash at $.0326	(97,245)	—	—	—	42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss—foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,601)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss—foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,044)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,768
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss—foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,114
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	(561)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment			25,931		25,931
Shares issued for cash at $1.5656					19,834
Shares issued for prior service					—
Amortization of deferred expense		561			561
Options issued for services					300,616
Recapitalization with Bridge Oncology					(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)					4,095,830
Convertible Series A Shares issued on conversion of notes payable					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares				(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.					(7,131)
Warrant expense					92,689
Net loss for the year ended April 30, 2006				(5,002,091)	(5,002,091)

Balance at April 30, 2006	—	—	—	(8,300,508)	(1,584,774)
Options issued for services					124,376
Net loss for the six months ended October 31, 2006				(2,215,571)	(2,215,571)

Balance at October 31, 2006 (unaudited)	$—	$—	$—	$(10,516,079)	$(3,675,969)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.

(Formerly Hibshman Optical Corp.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31, 2006 and 2005 and for the Period from Inception of Operations

(April 19, 2001) to October 31, 2006

(Unaudited)

	Six Months Ended October 31,		From Inception of Operations (April 19, 2001) to October 31, 2006
	2006	2005
Cash flows provided by (used for) operating activities:
Net loss	$(2,215,571)	$(1,680,202)	$(8,993,762)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,770	377	4,302
Gain on sale of equipment	(622)	—	(622)
Amortization of stock based expense	—	561	39,520
Write off foreign currency translation adjustment	—	25,931	25,931
Change in fair value of warrant liabilities	(394,324)	—	(531,867)
Shares issued for services and compensation	—	—	219,262
Gain on settlement of debts	—	(5,049)	(5,049)
Options expense	124,376	168,493	682,507
Warrants expense	—	—	92,689
Interest expense related to beneficial conversion feature on convertible note	—	—	364,721
Interest expense related to warrants issued on convertible note	—	—	514,981
Changes in assets and liabilities:
(Increase) decrease in assets -
VAT receivable	1,628	59,968	3,444
Other receivable	(22,509)	—	(22,509))
Restricted funds	(2,269)	(150,220)	(154,317)
Prepaid expenses	33,093	(35,921)	(57,711)
Deposits	—	—	(2,700)
Increase (decrease) in liabilities:
Accounts payable	214,931	221,489	475,432
Accrued liabilities	783,221	185,209	1,084,639
Liquidated damages	35,200	—	35,200
Deferred revenue	(714)	9,286	7,858
Due to related parties	152,003	90,107	14,109

Net cash used for operating activities	(1,288,787)	(1,109,971)	(6,203,942)

Cash flows used for investing activities:
Purchase of equipment	—	—	(24,824)
Proceeds from sale of equipment	2,000	—	2,000

Net cash used for investing activities	2,000	—	(22,824)

Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment-related party	—	—	(7,367)
Proceeds from convertible note-related party	—	1,000,000	1,250,000
Proceeds from issuance of common stock	—	19,834	928,125
Proceeds from issuance of preferred stock	—	—	4,095,831
Cash received for subscription receivable	—	—	175,801

Net cash provided by financing activities	—	1,019,834	6,521,792

Effect of exchange rate changes on cash	—	—	5,938

Increase (decrease) in cash	(1,286,787)	(90,137)	300,964
Cash, beginning of period	1,587,751	102,885	—

Cash, end of period	$300,964	$12,748	$300,964

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Issuance of warrants in conjunction with convertible preferred stock	$—	$—	$2,341,785

Deemed dividends related to convertible preferred stock	$—	$—	$1,522,317

Conversion of note and accrued interest	$—	$—	$1,286,318

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

Somanta Pharmaceuticals, Inc. is a development stage biopharmaceutical company engaged in the development of products for the treatment of cancer. The Company has in-licensed four product development candidates from academic and research institutions in the United States and Europe designed for use in anti-cancer therapy in order to advance them along the regulatory and clinical pathways toward commercial approval. The Company intends to obtain approval from the United States Food and Drug Administration (“FDA”) and from the European Medicines Evaluation Agency (“EMEA”) for the products.

Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through October 31, 2006. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2007.

The Company reported a net loss and net loss applicable to common stockholders of $2,215,571 for the six month period ended October 31, 2006. The net loss from date of inception, April 19, 2001 to October 31, 2006, totaled $8,993,762 (net loss applicable to common stockholders of $10,516,079). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through October 31, 2006, a significant portion of the Company’s financing has been through private sales of capital stock. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

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

Reclassifications

For comparative purposes, prior periods’ consolidated financial statements have been reclassified to conform with report classifications of the current period. The Company has reclassified certain expenses related to the in-licensing of product candidates, milestone and license maintenance payments and patent expense from general and administrative expense to research and development expense.

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

Effective May 1, 2006, the Company adopted SFAS 123R and accordingly has adopted the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of time as the remaining requisite services are rendered.

Prior to May 1, 2006, the Company accounted for its employee stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

The Company has the following dilutive convertible shares, stock options and warrants as of October 31, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

	2006	2005
Convertible preferred stock	9,877,194	—
Stock options	3,642,747	2,450,749
Warrants	6,952,838	9,987

Total	20,472,779	2,460,736

The Company’s undeclared dividends on its Preferred Stock amounting to $119,500 for the three months ended October 31, 2006 and $239,000 for the six months ended October 31, 2006 are included in the computation of net loss per share for the period ended October 31, 2006 in accordance with SFAS No. 129.

Aggregate undeclared dividends on Preferred Stock amounting to $354,604 are included in the computation of net loss per share for the period from inception (April 19, 2001) to October 31, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB do not have a material effect on the financial statements taken as a whole.

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

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

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

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on May 1, 2007. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on May 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not have any defined benefit plans, or other post-retirement plans. Therefore, the Company does not expect SFAS No. 158 to have any impact on the consolidated financial statements.

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

Immunodex

On August 16, 2005, Somanta Incorporated and Immunodex entered into a patent know-how and exclusive sublicense agreement. In August 2005, the Company made a deposit of $150,000 into an escrow account pursuant to this agreement. In December 2005, this $150,000 was released from escrow and paid to Immunodex and recorded as R&D expense, based on the successful completion of the huBrE-3 mAb testing. In February 2006, the Company made a deposit of $150,000 into an escrow account pursuant to the agreement. This amount was presented as restricted funds in the consolidated balance sheet for the period ended October 31, 2006. This amount was released on November 7, 2006.

Effective November 3, 2006, the Company entered into a Side Amendment to Patent and Know-how Exclusive Sublicense Agreement with Immunodex and the Cancer Research Institute of Contra Costa (“CRICC”) (the “Side Amendment”). Pursuant to the Side Amendment, the Company has agreed with Immunodex and CRICC to reduce the amount of the annual maintenance fee under the License Agreement from $250,000 to $200,000 and to defer the annual maintenance fee that was due in August, 2006 until the earlier of (i) the closing of a fundraising resulting in gross proceeds to us of at least $5,000,000, or (ii) January 31, 2007 (the “2006 Annual Maintenance Fee”). If the Company is unable to timely pay the 2006 Annual Maintenance Fee, the annual maintenance fee due under the License Agreement would revert to $250,000.

In addition, the Company has elected to terminate the License Agreement with respect to huBrE-3 mAb product candidate. As a result, the Company will terminate all development activities with respect to huBrE-3 mAb and return the related cell lines to Immunodex. In connection therewith, the Company has terminated its financial support of the clinical trial currently being conducted at New York University with respect to huBrE-3 mAB (the “huBrE-3 mAb Clinical Trial”). The Company has agreed to pay a total of $31,400 to CRICC for the two patients that were dosed in the huBrE-3 mAb Clinical Trial, which amount shall become due and payable at the time the Company becomes obligated to make the 2006 Annual Maintenance Fee payment. Subject to the timely payment of the 2006 Annual Maintenance Fee, Immunodex has waived any cancellation fee related to the termination of the license with respect to huBrE-3 mAb, and Immunodex and CRICC have waived any further payments under the License Agreement or the Clinical Trial Agreement with respect to the huBrE-3 mAb Clinical Trial.

The Company has retained its rights with respect to huMc-3 mAb and its product candidate Angiolix; however, the Company has agreed to suspend the development of Angiolix until such time as the Company has paid the 2006 annual maintenance fee. In addition, each of the product development milestones with respect to Angiolix set forth in the License Agreement has been reset to begin at such time as we make the 2006 annual maintenance fee.

In addition, the Company agreed to reimburse Immunodex for certain out of pocket expenses in the aggregate amount of approximately $21,000, which amount was payable upon the execution of the Side Amendment.

University of Bradford (“UoB”)

On March 1, 2006, the Company entered into an agreement with the University of Bradford, Leeds, United Kingdom for the Company to fund a two-year research and development project staffed by UoB scientists to evaluate di-N-oxides of chloroethylaminoanthraquinones as a bioreductive prodrug and to evaluate and provide data on chloroethylaminoanthraquinones to support the requirements to initial clinical trials. The Company paid $84,835 and accrued $138,000 for project costs based on this agreement as of October 31, 2006.

Imperial College of Science, Technology and Medicine (“Imperial College”)

On July 27, 2006, the Company entered into an agreement with Imperial College and a post-graduate student for the Company to fund a three-year pre-clinical research project staffed by Imperial College scientists to evaluate Angiolix (huMc-3 mAb) for anti-vascular cancer therapy. The Company has incurred $51,508 for the project costs in the six months ended October 31, 2006.

Virium Pharmaceuticals, Inc. (“Virium”)

In February 2005, the Company entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc., pursuant to which Virium granted the Company an exclusive, worldwide sublicense to PB, excluding the U.S. and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. The Company paid Virium a license fee of $50,000. Virium has retained all rights with respect to PB inside the U.S. and Canada. The Company’s single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc.

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

Pursuant to our agreement with Virium, the Company is responsible for the conduct of clinical trials and patent prosecution related to PB outside of the U.S. and Canada. The Virium agreement also requires the Company to pay Virium a royalty on the sales of PB products until such time as the patents covering such products expire. These patents expire at various times between 2011 and 2016.

The Company’s agreement with Virium does not fully comply with the sublicensing requirements set forth in Virium’s agreement with the National Institutes of Health because it does not expressly incorporate by reference all of the relevant sections of Virium’s license with NIH. The Company is currently seeking to amend the agreement with Virium to bring it into full compliance with such sublicensing requirements and to permit the Company to become a direct licensee of the NIH should Virium default on its license with the NIH.

On October 20, 2006, NIH conditionally consented to the sublicense to the Company. However, the NIH conditions include an amendment to the Virium license to reflect an updated Virium development plan and milestones, the payment of $216,971 in past due patent expenses and the payment of a $5,000 sublicense royalty. Based on the information provided by NIH, it appears that about $200,000 relates to foreign patent expenses for calendar 2005 which would be the Company’s responsibility under its license agreement with Virium. Of that amount, approximately $12,000 relates to foreign patent maintenance fees and $197,000 largely relates to foreign patent legal expenses. The Company accrued approximately $266,000 as patent legal expense for the six month period ended October 31, 2006. Virium has not advised the Company that the conditions to the NIH’s approval of the Company’s sublicense have been met.

3.	PRIVATE PLACEMENT

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

The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share. The warrants expire on January 31, 2012. None of the warrants have been exercised as of October 31, 2006.

Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum. Dividends will accrue and will be cumulative from the date of issuance, whether or not earned or declared by the Board of Directors. Dividends can be paid at the Company’s option either in cash or shares of the Company’s common stock on April 30 and October 31 of each year. The holders of the Series A Preferred stock have full voting rights and powers, subject to the Beneficial Ownership Cap, equal to the voting rights and powers of the Common stock holders. The Board of Directors did not declare the dividends as of October 31, 2006. Therefore, a dividend of $115,604 for the year ended April 30, 2006, $119,500 for the three months ended July 31, 2006 and $239,000 for the six months ended October 31, 2006 on the Preferred Stock have not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of the net loss per share.

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

The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19.

4.	LIQUIDATED DAMAGES AND WARRANT LIABILITIES

In connection with the additional $250,000 line of credit drawn pursuant to a convertible note which was converted into Series A Preferred on January 31, 2006 (Note 4), the Company issued warrants to purchase a total of 866,534 shares of common stock at an exercise price of $0.01 per share to SCO. The warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance, volatility factors of 97.24% calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of these warrants have been exercised as of October 31, 2006.

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

In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. The SEC declared the Registration Statement effective on August 10, 2006. As a result, the Company during the quarter ended July 31, 2006, the Company accrued a liability of liquidated damages of $120,502. During the quarter ended

October 31, 2006 an agreement was reached with SCO on the liquidated damages matter. The agreement concluded that since the securities owned by SCO Capital Partners, LLC were not registered because SCO voluntarily withdrew them from the Registration because of the resale restrictions required by the SEC, the Company is not obligated for any liquidated damages pertaining specifically to SCO Capital Partners, LLC. Accordingly, the Company has reversed out $85,302 of liquidated damages in the current quarter.

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

The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at October 31, 2006 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.50% at the issuance date and 4.62% on October 31, 2006, no dividend yield, volatility factors of 81.89% to 97.24% at the issuance date and 63.74 % at October 31, 2006, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and unaffiliated third party Series A investors. The change in fair value of $394,324 at October 31, 2006 was reported in loss and disclosed in the financial statements.

The following table summarizes the activity for warrants issued during the six month period ended October 31, 2006.

	Number of shares	Weighted Average Exercise Price
Balance—April 30, 2006	6,952,838	0.62
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance—October 31, 2006	6,952,838	0.62

The following table summarizes information about warrants outstanding as of October 31, 2006.

Warrants Outstanding		Weighted Average Remaining Contractual Life (years)	Warrants Exercisable		Weighted Average Exercise Price
Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable
$0.01	1,016,534	6.1	$0.01	1,016,534	$0.01
0.60	987,720	5.3	0.60	987,720	0.60
0.75	4,938,597	5.3	0.75	4,938,597	0.75
2.25	9,987	3.6	2.25	9,987	2.25

5.	EMPLOYMENT AND CONSULTING AGREEMENTS

In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors. In July 2006, the Company’s CEO and Executive Chairman agreed to defer 50% of their base salaries until the completion of the Company’s next fund raising at which time the deferred amounts would be repaid and the deferrals would cease. Effective October 1, 2006, the Company’s CEO and Executive Chairman agreed to defer 100% of their base salaries until the completion of the Company’s next fund raising at which time the deferred amounts would be repaid and the deferrals would cease. Effective June 30, 2006, our Executive Chairman was appointed by our Board to be our Chief Financial Officer, Secretary and Treasurer.

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

The agreement with Mr. Bower was amended in April 2006 to include GTE Consultancy Limited, a company organized under the laws of United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both Dr. Porto and Mr. Bower may also be granted cash bonuses and stock options in the future. In July 2006, Pharma Consultancy Limited and GTE Consultancy Limited amended their agreements to reduce, effective September 1, 2006, the consulting services to the Company by 33%, which in turn, will reduce the Company’s payments by approximately $91,000 and $51,000, respectively, on an annualized basis.

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

6.	STOCK- BASED COMPENSATION

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

FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. Since May 1, 2003, the Company has used the Black-Scholes model to estimate the fair value of stock options granted. For the valuation of stock-based awards granted in the six months ended October 31, 2006, the Company used the following significant assumptions:

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

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the six months ended October 31, 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for stock options granted for the six months ended October 31, 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-Based Awards. The weighted-average estimated fair value of stock options granted during the six months ended October 31, 2006 and 2005 was $0.43 and $0.15 per share, respectively. The weighted-average estimated fair value of stock options granted during the three months ended October 31, 2006 and 2005 was $0.43 and $0.15 per share, respectively. The fair value for these stock options was estimated at the date of grant with the following weighted-average assumptions for the three and six months ended October 31, 2006 and 2005:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Expected volatility	92%	0.10%	80%	0.10%
Weighted-average volatility	92%	0.10%	80%	0.10%
Expected dividend yield	0%	0%	0%	0%
Expected term in years	6.00	7.00	6.00	7.00
Risk-free interest rate	5.10%	4.14%	4.80%	4.14%

During the three months ended October 31, 2006 and 2005, the Company recognized compensation costs related to stock options of $58,738 and $65,931, respectively. During the six months period ended October 31, 2006 and 2005, the Company recognized compensation costs related to stock options of $124,376 and $168,493, respectively. As of October 31, 2006, there was $566,460 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.94 years.

The following table summarizes activity for stock options issued to employees, consultants and directors for the six month period ended October 31, 2006 (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2006	3,825,249	$0.94	7.9	$—
Granted	122,500	0.60
Exercised	—
Forfeited	(305,002)	0.60
Expired	—

Outstanding at October 31,2006	3,642,747	$0.95	7.4	$—

Exercisable at October 31, 2006	2,231,964	$1.18	6.2	$—

The aggregate intrinsic value represents the difference between the estimated stock price on the last day of the quarter, October 31, 2006, which was $.60, and the exercise price multiplied by the number of options outstanding.

The following table summarizes information about non-vested Company stock options as of October 31, 2006 (unaudited):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2006	1,849,128	$0.43
Granted	122,500	$0.43
Vested	(255,843)	$0.34
Forfeited	(305,002)	$0.15

Non-vested at October 31, 2006	1,410,783	$0.50

7.	RELATED PARTY TRANSACTIONS

Due to Related Parties

The Company has recorded fees totaling $75,000 to SCO Financial Group, LLC for advisory services and other expenses and $77,003 of fees payable to officers and directors, totaling $152,003 for the six months period ended October 31, 2006.

8.	SUBSEQUENT EVENTS

Effective November 3, 2006, the Company entered into a Side Amendment to Patent and Know-how Exclusive Sublicense Agreement with Immunodex and the Cancer Research Institute of Contra Costa (“CRICC”) (Note 2).

On November 8, 2006, the Company made application to the National Institutes of Health for a non-exclusive license to certain patents held by NIH related to the humanization of Angiolix (huMc-3 mAb).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements, including the related footnotes.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company’s strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting the Company’s financial condition and results of operations, and the Company’s anticipated capital needs and expenditures. Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of our ability to raise capital to finance our growth, our ability to attract and retain key personnel, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans and the impact of current, pending or future legislation and regulation on the biopharmaceutical industry and other risks disclosed from time to time in our SEC filings. Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the SEC, including the Company’s Registration Statement on Form SB-2 (No. 333-127838) and its most recently filed 10-KSB.

Overview

Background

We are a biopharmaceutical company engaged in the development of drugs primarily for the treatment of cancer. We in-license product development candidates designed for anti-cancer therapy in order to advance them along the regulatory and clinical pathway toward commercial approval. Our licenses are generally worldwide in scope and territory, with the exception of our license for Sodium Phenylbutyrate where our rights exclude the U.S. and Canada. We use our expertise to manage and perform what we believe are the most critical aspects of the product development process which includes the design and conduct of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with drug regulatory authorities internationally. We concentrate on product development and engage in a very limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to third parties. We currently have engaged two third parties to undertake pre-clinical testing with respect to our product candidates Angiolix, Alchemix and Prodrax. We were formerly known as Bridge Oncology Products, Inc., a Delaware corporation which was formed on February 10, 2005. On August 22, 2005 we entered into a Share Exchange Agreement with Somanta Limited, a company organized under the laws of England, pursuant to which Somanta Limited became a wholly-owned subsidiary of Bridge Oncology Products, Inc., and Bridge Oncology Products, Inc., changed its name to Somanta Incorporated. Somanta Limited was formed on April 19, 2001.

Our current portfolio of development candidates in clinical development includes one anti-cancer agent (a small molecule) targeting four different tumors and/or stages of cancer. We have three additional development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At October 31, 2006, we had an accumulated deficit of $10,516,079 (unaudited). We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Prior to May 1, 2006, the Company accounted for its employee stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

Three Months Ended October 31, 2006 Compared With Three Months Ended October 31, 2005

For the three months ended October 31, 2006 and 2005, we recognized revenue in the amount of $357 (unaudited) and $714 (unaudited), respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.

Our net loss applicable to common stockholders was $1,242,000 (unaudited) for the three months ended October 31, 2006 versus $1,429,104 (unaudited) for the three months ended October 31, 2005, a decrease of $187,104. This decrease is primarily due to our reversal of liquidated damages of $85,302 and the change in value of our warrant liabilities of $119,762.

Operating Expenses were $1,458,128 (unaudited) for the three months ended October 31, 2006, versus $1,391,102 (unaudited) for the three months ended October 31, 2005, an increase of $67,026. This increase is primarily due to an increase in research and development (“R & D”) expenses.

R & D expenses were $583,318 for the three months ended October 31, 2006, versus $514,821 for the three months ended October 31, 2005, an increase of $68,497. This net increase is primarily due to an increase in license and option fees of $57,842.

We recorded liquidated damages of $120,502 during the three months ended July 31, 2006, and we reversed $85,302 of those charges during the three months ended October 31, 2006. The Registration Rights Agreements for our Series A Preferred Stock and certain warrants provide for liquidated damages in the event that a registration statement is not effective by a certain date. The SEC declared the Registration Statement effective on

August 10, 2006. Since the securities owned by SCO Capital Partners, LLC were not registered because SCO voluntarily withdrew them from the Registration because of the resale restrictions required by the SEC, no liability for liquidated damages for SCO Capital Partners, LLC has been accrued. We initially recorded liquidated damages relative to the SCO securities during the three months ended July 31, 2006, and reversed that charge during the three months ended October 31, 2006. Total liquidated damages amounting to $35,200 are accrued as of October 31, 2006.

The change in fair value of warrant liabilities of $119,762 for the three months ended October 31, 2006 is recorded in other income. There was no such transaction during the three months ended October 31, 2005.

Six Months Ended October 31, 2006 Compared With Six Months Ended October 31, 2005

For the six months ended October 31, 2006 and 2005, the Company recognized revenue in the amount of $714 (unaudited) and $714 (unaudited), respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.

The Company’s net loss applicable to common stockholders was $2,215,571 (unaudited) for the six months ended October 31, 2006 versus $1,680,202 (unaudited) for the six months ended October 31, 2005, an increase of $535,369. This increase is primarily due to increases in operating expenses which were offset by the change in fair value of warrant liabilities.

Operating expenses were $2,601,711 for the six months ended October 31, 2006, versus $1,642,200 for the six months ended October 31, 2005, an increase of $959,511. This increase is due to an increase in both G&A expenses and R&D expenses.

G&A expenses were $1,700,359 for the six months ended October 31, 2006, versus $1,054,207 for the six months ended October 31, 2005, an increase of $646,152. This increase reflects primarily:

•	a decrease in corporate legal expenses of $216,973, offset by an increase in patent legal expense principally related to the sublicense with Virium of $289,636, in audit and accounting expenses of $98,264, in exchange listing fees and public reporting expenses of $87,044, all related to our registration statement and related to the requirements of doing business as a US publicly-listed entity, and in outside consulting of $18,826;

•	an increase in payroll related expenses of $173,247 for the compensation of newly-hired officers who were not on our payroll for the period ended October 31, 2005;

•	an increase in insurance expenses of $102,357 related to the establishment of a comprehensive insurance program; and

•	an increase of $42,862 related to the establishment of an investor relation program.

R&D expenses were $901,352 for the six month period ended October 31, 2006, versus $587,993 for the six month period ended October 31, 2005, an increase of $313,359. This net increase reflects primarily:

•	an increase in pre-clinical costs of $180,184, related to the costs the pre-clinical efforts related to Alchemix, Prodrax and Angiolix;

•	an increase in consulting expense of $84,959, related to the costs of monthly retainers as two principal consultants were contracted on annual terms to oversee all of our pre-clinical and clinical development;

•	a $31,944 expense for an investigator fee, related to the investigator clinical trial of Phoenix; and

•	an increase in licensing fees of $58,821.

Related Party Transactions

We have recorded fees totaling $75,000 to SCO Financial Group, LLC for advisory services and other expenses and $77,003 of fees payable to officers and directors, totaling $152,003 for the period ending October 31, 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of October 31, 2006, we had received $5,199,757 (unaudited) in net proceeds from sales of our equity securities and $1,329,402 (unaudited) in debt financing. A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at the beginning of February 2006.

As of October 31, 2006, we had $300,964 (unaudited) in cash compared to $1,587,751 at April 30, 2006, the end of our most recent fiscal year.

Net cash used in operating activities for the six months ended October 31, 2006, totaled $1,288,787 (unaudited) and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable and accrued liabilities increased $998,152 (unaudited) and due to related parties increased $152,003 (unaudited). Our non-cash other income includes $394,324 (unaudited) related to the change in fair value of our warrant liabilities, and our non-cash expense includes $124,376 (unaudited) for compensation related to stock options.

For the six months ended October 31, 2006, our investing activities included the receipt of $2,000 (unaudited) for the sale of computer equipment. For the three months ended October 31, 2005, we had no investing activities.

For the six months ended October 31, 2006, we had no financing activities. For the three months ended October 31, 2005, we received proceeds of $1,000,000 from the issuance of a note payable to a related party, and we received proceeds of $19,834 from the issuance of 12,669 shares of common stock.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

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

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. We do not have any defined benefit plans, or other post-retirement plans, and, therefore, this Statement does not apply to us. We do not expect SFAS No. 158 to have any impact on our consolidated financial statements.

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

In addition, some such companies have considerable experience in pre-clinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations which are conducting research in areas in which we are working and they may also market commercial products, either on their own or through collaborative efforts. If any of these competitors were to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before we do, they may achieve a significant competitive advantage.

Historical Expenditures

Prior to May 1, 2006, we have historically accounted for costs by company rather than by product.

Patent and license expenditures are expenditures that we have not allocated to particular products. General and administrative expenses include salaries of the Chief Executive Officer, finance and administrative staff, rent and occupancy, telephone and office, corporate legal and audit, and investor relations. These expenses are not separated by product but are set forth on our Consolidated Statements of Operations and Deficit under “Expenses—general and administrative.”

Total licensing and product development expenses for the last two years are set forth on our Consolidated Statements of Operations under “Operating Expenses—research and development.” This line item includes third-party development, patent and license expenditures, but not allocated by product.

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

To achieve these goals we will need to expand our pre-clinical testing, our manufacturing that is compliant with current good manufacturing practices and the initiation of human clinical trials. This will mean that the level of expenditures will accelerate from those reported historically and will require that we fund these expenditures principally from the sale of our equity securities. Specifically, we are currently obligated to pay license fees of $200,000, milestone payments of $46,000 and research fees of $372,000, for a total of $618,000 all in the current fiscal year ending April 30, 2007.

Other than as discussed above, we are not aware of any material trends related to our business of product development, patents and licensing.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Executive Chairman and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of October 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the quarter ended October 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders of the Company on September 6, 2006 (the “Annual Meeting”). At the Annual Meeting, our stockholders elected the following directors to office and approved the following actions:

Proposal 1 – Election of Directors

The following directors were elected to hold office until our 2007 Annual Meeting or until their successors have been duly elected and qualified:

	For	Against	Withhold	Broker Non-Votes
Michael R. D. Ashton	20,283,475	0	50	0
Terrance J. Bruggeman	20,283,425	0	100	0
Jeffrey B. Davis	20,283,425	0	100	0
Agamemnon A. Epenetos	20,283,475	0	50	0
John R. Gibson	20,283,475	0	50	0
Kathleen H. Van Sleen	20,283,425	0	100	0

Proposal 2 – Ratification and Appointment of Stonefield Josephson, Inc. to serve as our independent accountants for the fiscal year ending April 30, 2007

The following is the vote approving the ratification and appointment of Stonefield Josephson, Inc. to serve as our independent registered public accounting firm for the fiscal year ending April 30, 2007:

	For	Against	Withhold	Broker Non-Votes
Ratification and appointment of Stonefield Josephson, Inc.	18,779,258	50	50	0

ITEM 5.	OTHER INFORMATION

On December 7, 2006, Michael R.D. Ashton resigned from our board of directors. Mr. Ashton’s resignation did not relate to any disagreement with us on any matter related to our operations, policies or practices. Mr. Ashton served on our Audit Committee, Corporation Committee and was the Chair of our Corporate Governance and Nominating Committee. We have not yet identified replacements for Mr. Ashton on our Committees.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Title of Document
10.33	Side Amendment to Patent and Know-how Exclusive Sublicense Agreement dated November 3, 2006 by and among the registrant, Immunodex, Inc., and the Cancer Research Institute of Contra Costa.

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: December 11, 2006	By:	/s/ Terrance J. Bruggeman
Terrance J. Bruggeman
Executive Chairman, Chief Financial Officer, Secretary and Treasurer