Form 10QSB
period 2007-01-31
Somanta Pharmaceuticals Inc.
filed 2007-03-19
CIK 888671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-20297

SOMANTA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-3559330
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19200 Von Karman Avenue, Suite 400, Irvine, CA 92612
(Address of Principal Executive Offices)

(949) 477-8090
(Registrant’s telephone number, including area code)

(Registrant’s former name, former address and former fiscal year, if changed since last report)

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

          Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,292,603 issued and outstanding as of March 16, 2007. Preferred Stock, 20,000,000 shares authorized, $0.001 par value per share, 2,000 of which have been designated Series A Convertible Preferred Stock, 591.6318 issued and outstanding as of March 16, 2007.

Transitional Small Business Disclosure Format:   Yes   ☐   No   ☒

SOMANTA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

ITEM 1.
	Condensed Consolidated Financial Statements:	3

	Condensed Consolidated Balance Sheets as of January 31, 2007 (unaudited) and April 30, 2006 (audited)	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended January 31, 2007 and 2006 (unaudited) and for the period from Inception (April 19, 2001) to January 31, 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from Inception (April 19, 2001) to January 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2007 and 2006 (unaudited) and for the period from Inception (April 19, 2001) to January 31, 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.
	Management’s Discussion and Analysis or Plan of Operations	20

ITEM 3.
	Controls and Procedures	28

PART II. OTHER INFORMATION

ITEM 1.
	Legal Proceedings	28

ITEM 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.
	Defaults upon Senior Securities	29

ITEM 4.
	Submission of Matters to a Vote of Security Holders	29

ITEM 5.
	Other Information	30

ITEM 6.
	Exhibits	30

Signatures		31

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND EXHIBITS

The condensed consolidated unaudited financial statements of registrant for the three months and nine months ended January 31, 2007, follow.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited) January 31, 2007	April 30, 2006

Assets
Current assets:
Cash	$129,104	$1,587,751
VAT receivable	—	1,628
Other receivable	537	—
Prepaid expenses	13,157	91,075

Total current assets	142,798	1,680,454
Office equipment, net of accumulated depreciation of $5,405 and $1,532 for the period ended January 31, 2007 and April 30, 2006, respectively	17,906	23,400
Other assets:
Restricted funds	5,027	152,048
Deposits	—	2,700

Total other assets	5,027	154,748

Total assets	$165,731	$1,858,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$668,819	$265,800
Due to related parties	181,552	—
Accrued expenses	563,489	157,584
Accrued research and development expenses	532,821	155,694
Liquidated damages related to Series A preferred stock and warrants	35,200	—
Deferred revenue	7,500	8,572
Warrant liabilities	5,236,750	2,855,726

Total current liabilities	7,226,131	3,443,376
Stockholders’ deficit:
Preferred stock - $0.001 par value, 20,000,000 shares authorized Series A Convertible Preferred Stock, $.001 par value, 2,000 shares designated, 592.6318 issued and outstanding as of January 31, 2007 and April 30, 2006	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 14,274,534 shares issued and outstanding as of January 31, 2007 and April 30, 2006	14,275	14,275
Additional paid-in capital	6,879,504	6,701,458
Deficit accumulated during development stage	(13,954,180)	(8,300,508)

Total stockholders’ deficit	(7,060,400)	(1,584,774)

Total liabilities and stockholders’ deficit	$165,731	$1,858,602

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended January 31, 2007 and 2006 and for the Period
from Inception of Operations
(April 19, 2001) to January 31, 2007
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception of Operations (April 19, 2001) to January 31, 2007

	2007	2006	2007	2006

Revenue	$357	$357	$1,072	$1,071	$2,500
Operating expenses:
General and administrative	(450,120)	(652,387)	(2,150,479)	(1,706,345)	(6,174,937)
Research and development	(214,127)	(327,634)	(1,115,479)	(915,627)	(2,976,980)

Loss from operations	(663,890)	(979,664)	(3,264,886)	(2,620,901)	(9,149,417)
Other income (expense):
Interest income	2,305	—	30,859	—	43,207
Interest expense	—	(1,001,354)	—	(1,016,021)	(1,016,020)
Liquidated damages	—	—	(35,200)	—	(35,200)
Change in fair value of warrant liabilities	(2,775,348)	—	(2,381,024)	—	(2,243,481)
Gain on settlement of debt	—	—	—	5,049	5,049
Currency translation loss	(1,169)	(98)	(3,171)	(29,196)	(33,412)

Loss before income taxes	(3,438,102)	(1,981,116)	(5,653,422)	(3,661,069)	(12,429,274)
Income taxes	—	—	(250)	(250)	(2,589)

Net loss	(3,438,102)	(1,981,116)	(5,653,672)	(3,661,319)	(12,431,863)
Deemed dividends on convertible preferred stock	—	(1,522,317)	—	(1,522,317)	(1,522,317)

Net loss applicable to common shareholders	$(3,438,102)	$(3,503,433)	$(5,653,672)	$(5,183,636)	$(13,954,180)

Net loss per share-basic and diluted	$(0.25)	$(0.25)	$(0.42)	$(0.36)	$(1.09)

Weighted average number of shares outstanding—basic and diluted	14,274,534	14,274,534	14,274,534	14,274,252	13,202,903

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to January 31, 2007 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid- in Capital
						Shares to be Issued
	Shares	Amount	Shares	Amount

Balance at April 19, 2001 (Inception)	—	$—	—	$—	$—	$—
Shares issued for cash at $.0326			4,299,860	4,300	135,680	—
Shares issued for services at $.0139			514,674	515	11,801
Amortization of deferred expense
Comprehensive loss—foreign currency translation adjustment
Net loss for the period from inception to April 30, 2002

Balance at April 30, 2002	—	—	4,814,534	4,815	147,481	—
Shares issued for cash at $1.0677			14,601	15	15,575
Shares issued for services at $.0214			219,010	219	4,472
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003	—	—	5,048,145	5,049	167,528	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004	—	—	5,420,541	5,421	813,498	—
Shares issued for cash at $1.3218			374,073	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005	—	—	5,816,515	5,817	1,592,015	5,465
Write off foreign currency translation adjustment
Shares issued for cash at $1.5656			12,669	13	19,821
Shares issued for prior service			3650	3	5,462	(5,465)
Amortization of deferred expense
Options issued for services					300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)	464	0.464			4,095,830
Convertible Series A Shares issued on conversion of notes payable	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)
Warrant expense					92,689
Net loss for the year ended April 30, 2006

Balance at April 30 , 2006	592.6318	.5926	14,274,534	14,275	6,701,458	—
Options issued for services					178,046
Net loss for the nine months ended January 31, 2007

Balance at January 31, 2007 (unaudited)	592.6318	$.5926	14,274,534	$14,275	$6,879,504	$—

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to January 31, 2007 (Unaudited)

	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss- Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)

Balance at April 19, 2001 (Inception)	$—	$—	$—	$—	$—
Shares issued for cash at $.0326	(97,245)	—	—	—	42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss—foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,601)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss—foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,044)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,768
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss—foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,114
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	(561)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment			25,931		25,931
Shares issued for cash at $1.5656					19,834
Shares issued for prior service					—
Amortization of deferred expense		561			561
Options issued for services					300,616
Recapitalization with Bridge Oncology					(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)					4,095,830
Convertible Series A Shares issued on conversion of notes payable					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares				(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.					(7,131)
Warrant expense					92,689
Net loss for the year ended April 30, 2006				(5,002,091)	(5,002,091)

Balance at April 30, 2006	—	—	—	(8,300,508)	(1,584,774)
Options issued for services					178,046
Net loss for the nine months ended January 31, 2007				(5,653,672)	(5,653,672)

Balance at January 31, 2007 (unaudited)	$—	$—	$—	$(13,954,180)	$(7,060,400)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2007 and 2006 and for the Period from Inception of Operations
(April 19, 2001) to January 31, 2007
(Unaudited)

			From Inception of Operations (April 19, 2001) to January 31, 2007
	Nine Months Ended January 31,

	2007	2006

Cash flows provided by (used for) operating activities:
Net loss	$(5,653,672)	$(3,661,319)	$(12,431,863)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	4,116	775	5,648
Gain on sale of equipment	(622)	—	(622)
Amortization of stock based expense	—	562	39,520
Write off foreign currency translation adjustment	—	25,931	25,931,
Change in fair value of warrant liabilities	2,381,024	—	2,243,481
Shares issued for services and compensation	—	—	219,262
Gain on settlement of debts	—	(5,049)	(5,049)
Options expense	178,046	233,310	736,177
Warrants expense	—	—	92,689
Interest expense related to beneficial conversion feature on convertible note	—	364,721	364,721
Interest expense related to warrants issued on convertible note	—	514,981	514,981
Changes in assets and liabilities:
(Increase) decrease in assets -
VAT receivable	1,628	61,871	3,444
Other receivable	(537)	—	(537)
Restricted funds	147,021	(1,247)	(5,027)
Prepaid expenses	77,918	(21,058)	(12,886)
Deposits	2,700	—	—
Increase (decrease) in liabilities:
Accounts payable	440,568	566,430	701,069
Accrued liabilities	783,032	349,638	1,084,450
Liquidated damages	35,200	—	35,200
Deferred revenue	(1,072)	8,929	7,500
Due to related parties	144,003	201,607	6,109

Net cash used for operating activities	(1,460,647)	(1,359,918)	(6,375,802)

Cash flows used for investing activities:
Purchase of equipment	—	(5,601)	(24,824)
Proceeds from sale of equipment	2,000	—	2,000

Net cash used for investing activities	2,000	(5,601)	(22,824)

Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment-related party	—	—	(7,637)
Proceeds from convertible note-related party	—	1,250,000	1,250,000
Proceeds from issuance of common stock	—	19,834	928,125
Proceeds from issuance of preferred stock	—	—	4,095,831
Cash received for subscription receivable	—	—	175,801

Net cash provided by financing activities	—	1,269,834	6,521,792

Effect of exchange rate changes on cash	—	—	5,938

Increase (decrease) in cash	(1,458,647)	(95,684)	129,104
Cash, beginning of period	1,587,751	102,885	—

Cash, end of period	$129,104	$7,201	$129,104

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Receivable from issuance of convertible stock	$—	$4,640,000	$—

Issuance of warrants in conjunction with convertible preferred stock	$—	$2,478,288	$2,341,785

Deemed dividends related to convertible preferred stock	$—	$1,522,317	$1,522,317

Conversion of note and accrued interest	$—	$1,286,318	$1,286,318
Accrued issuance costs related to convertible stock	$—	$411,605	$—

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

          Somanta Incorporated was incorporated as Somantis Limited under the laws of England and Wales on April 19, 2001. Somantis Limited changed its name to Somanta Limited on March 14, 2005, and performed business as a United Kingdom entity through the fiscal year ended April 30, 2005. On August 22, 2005, Somanta Limited became a wholly owned subsidiary of Bridge Oncology Products, Inc. (“BOPI”), a privately held Delaware corporation, pursuant to a share exchange with BOPI; however, Somanta Limited was deemed the accounting acquirer in this share exchange transaction. On August 24, 2005, the name of BOPI was changed to Somanta Incorporated.

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

          Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through January 31, 2007. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2007.

          The Company reported a net loss and net loss applicable to common stockholders of $5,653,672 for the nine month period ended January 31, 2007. The net loss from date of inception, April 19, 2001 to January 31, 2007, totaled $12,431,863 (net loss applicable to common stockholders of $13,954,180). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

          Continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company obtains will be sufficient to meet its needs in the long term. Through January 31, 2007, a significant portion of the Company’s financing has been through private sales of capital stock. The Company will continue to fund operations from cash on hand and through the sources of capital previously described. The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet future needs.

          The Company will not have sufficient cash to fund operations through the fourth quarter of the fiscal year beginning May 1, 2006, given the current and desired pace of clinical development of its product candidates. If cash reserves are not sufficient to sustain operations during that period, management plans to raise additional capital by selling shares of capital stock or other securities. There can be no assurance that such capital will be available on favorable terms or at all.

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

          The Company has the following dilutive convertible shares, stock options and warrants as of January 31, 2007 and 2006 which were excluded from the calculation since the effect is anti-dilutive.

	2007	2006

Convertible preferred stock	9,877,194	9,877,194
Stock options	3,608,332	3,831,849
Warrants	6,952,838	6,802,839

Total	20,438,364	20,511,882

          The Company’s undeclared dividends on its Preferred Stock amounting to $119,500 for the three months ended January 31, 2007 and $358,500 for the nine months ended January 31, 2007 are included in the computation of net loss per share for the period ended January 31, 2007 in accordance with SFAS No. 129.

          Aggregate undeclared dividends on Preferred Stock amounting to $474,104 are included in the computation of net loss per share for the period from inception (April 19, 2001) to January 31, 2007.

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

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1,2007 and the Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

           In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

2.       SIGNIFICANT CONTRACTS AND LICENSES

The School of Pharmacy, University of London (SOP)

          In September 2005, The School of Pharmacy formally assigned to the Company the rights to a key patent application and the relevant know-how in the field of the treatment of cancer. The Agreement obligates the Company to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to the prodrug covered by the patent application. If the Company successfully achieves each of these milestones, it would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $539,000 at current exchange rates. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. If the Company fails to achieve any of these agreed upon clinical milestones, The School of Pharmacy would have the right to terminate the know-how license under the agreement. In addition, the Company is obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on the prodrug.

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

          In addition, the Company elected to terminate the License Agreement with respect to huBrE-3 mAb product candidate. As a result, the Company has terminated all development activities with respect to huBrE-3 mAb and returned the related cell lines to Immunodex. In connection therewith, the Company has terminated its financial support of the clinical trial currently being conducted at New York University with respect to huBrE-3 mAB (the “huBrE-3 mAb Clinical Trial”). The Company has agreed to pay a total of $31,400 to CRICC for the two patients that were dosed in the huBrE-3 mAb Clinical Trial, which amount shall become due and payable at the time the Company becomes obligated to make the 2006 Annual Maintenance Fee payment. Subject to the timely payment of the 2006 Annual Maintenance Fee, Immunodex has waived any cancellation fee related to the termination of the license with respect to huBrE-3 mAb, and Immunodex and CRICC have waived any further payments under the License Agreement or the Clinical Trial Agreement with respect to the huBrE-3 mAb Clinical Trial.

          The Company has retained its rights with respect to huMc-3 mAb and its product candidate Angiolix; however, the Company has agreed to suspend the development of Angiolix until such time as the Company has paid the 2006 Annual Maintenance Fee. In addition, each of the product development milestones with respect to Angiolix set forth in the License Agreement has been reset to begin at such time as we make the 2006 Annual Maintenance Fee payment.

          In addition, the Company agreed to reimburse Immunodex for certain out of pocket expenses in the aggregate amount of approximately $21,000, which amount was payable upon the execution of the Side Amendment.

          On January 18, 2007 the Company entered into an Amendment to the Side Amendment which defers the amounts due on January 31, 2007, including the 2006 Annual Maintenance Fee,  until July 31, 2007. In consideration for the deferral, the Company will pay $12,000 for each month of the deferral. In addition, the Company paid $2,050 of patent annuity payments.

          On November 8, 2006, the Company made application to the National Institutes of Health for a non-exclusive license to certain patents held by NIH related to the humanization of Angiolix (huMc-3 mAb).  On December 5, 2006 NIH provided the Company with proposed terms for a non-exclusive license. The Company is in discussion with NIH on those proposed terms and conditions.

University of Bradford (“UoB”)

          On March 1, 2006, the Company entered into an agreement with the University of Bradford, Leeds, United Kingdom for the Company to fund a two-year research and development project staffed by UoB scientists to evaluate di-N-oxides of chloroethylaminoanthraquinones as a bioreductive prodrug and to evaluate and provide data on chloroethylaminoanthraquinones to support the requirements to initial clinical trials. The Company paid $84,835 and accrued $207,403 for the total project costs based on this agreement in the nine months ended January 31, 2007.

Imperial College of Science, Technology and Medicine (“Imperial College”)

          On July 27, 2006, the Company entered into an agreement with Imperial College and a post-graduate student for the Company to fund a three-year pre-clinical research project staffed by Imperial College scientists to evaluate Angiolix (huMc-3 mAb) for anti-vascular cancer therapy. The Company has incurred $61,508 for the project costs in the nine months ended January 31, 2007.

Virium Pharmaceuticals, Inc. (“Virium”)

          In February 2005, the Company entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc., pursuant to which Virium granted the Company an exclusive, worldwide sublicense to PB, excluding the U.S. and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. The Company paid Virium a license fee of $50,000. Virium retained all rights with respect to PB inside the U.S. and Canada. The Company’s single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc.

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

          On October 20, 2006, NIH conditionally consented to the sublicense to the Company. However, the NIH conditions include an amendment to the Virium license to reflect an updated Virium development plan and milestones, the payment of $216,971 in past due patent expenses and the payment of a $5,000 sublicense royalty. Based on the information provided by NIH, it appears that about $200,000 relates to foreign patent expenses for calendar 2005 which would be the Company’s responsibility under its license agreement with Virium. Of that amount, approximately $12,000 relates to foreign patent maintenance fees and $197,000 largely relates to foreign patent legal expenses. The Company accrued approximately $266,000 as patent legal expense for the nine month period ended January 31, 2007. Virium has not advised the Company that the conditions to the NIH’s approval of the Company’s subl icense have been met.

          On December 6, 2006, the Company signed a letter of intent (LOI) pertaining to a license and collaboration agreement with Virium covering all formulations or drug combinations where Phenylbutyrate is an active ingredient.  Pursuant to the LOI, in addition to current worldwide rights, excluding North America, involving the current formulation of Phenylbutyrate, Somanta would obtain a participation in any revenue or royalties derived from sales in North America.  In return, we would grant Virium a reciprocal participation in Europe.  In the rest of the world, Somanta and Virium would share revenues and royalties equally. The LOI’s terms provide that both companies will, among other things, share data and jointly undertake the necessary pre-clinical and clinical studies, seek regulatory approvals and file for patent protection in all territories. It also provides for the formation of a joint development committee to oversee all aspects of the development and commercialization of Phenylbutyrate. Completion of the transaction contemplated by the LOI remains subject to the negotiation and execution of a definitive agreement.

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

          The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share. The warrants expire on January 31, 2012. None of the warrants have been exercised as of January 31, 2007.

          Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum. Dividends will accrue and will be cumulative from the date of issuance, whether or not earned or declared by the Board of Directors. Dividends can be paid at the Company’s option either in cash or shares of the Company’s common stock on April 30 and October 31 of each year. The holders of the Series A Preferred stock have full voting rights and powers, subject to the Beneficial Ownership Cap, equal to the voting rights and powers of the Common stock holders. The Board of Directors did not declare the dividends as of October 31, 2006. Therefore, a dividend of $115,604 for the year ended April 30, 2006, and $358,500 for the nine months ended January 31, 2007 on the Preferred Stock have not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of the net loss per share.

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

          The Series A Preferred Stock is not redeemable for cash. The holder of any share or shares of Series A Preferred can, at the holder’s option, at any time convert all or any lesser portion of such holder’s shares of Series A Preferred Stock into such number of shares of common stock as is determined by dividing the aggregate liquidation preference of the shares of preferred stock to be converted plus accrued and unpaid dividends thereon by the conversion value then in effect for such Preferred Stock (“Conversion Value”). The Company can, on the occurrence of a conversion triggering event, elect to convert all of the outstanding preferred stock into common stock. A conversion triggering event is (i) a time when the registration statement covering the shares of common stock into which the Series A Preferred is convertible is effective and sales may be made pursuant t hereto or all of the shares of common stock into which the Series A Preferred is convertible may be sold without restriction pursuant to Rule 144(k) promulgated by the SEC and the daily market price of the common stock, after adjusting for stock splits, reverse splits, stock dividends and the like is $5 or more for a period of 30 of the immediately preceding 60 consecutive trading days and the volume of common stock traded on the applicable stock exchange on each such trading day is not less than 100,000 shares, or (ii) a time when the Company consummates a sale of common stock in a firm commitment underwritten public offering in which the offering price before deduction of expenses of the common stock is greater than 200% of the Conversion Value and the aggregate gross proceeds of the offering to the Company are greater than $25 million.

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

4.       LIQUIDATED DAMAGES AND WARRANT LIABILITIES

          In connection with the additional $250,000 line of credit drawn pursuant to a convertible note which was converted into Series A Preferred on January 31, 2006 (Note 4), the Company issued warrants to purchase a total of 866,534 shares of common stock at an exercise price of $0.01 per share to SCO. The warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance, volatility factors of 97.24% calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of these warrants have been exercised as of January 31, 2007.

          The holders of the Series A Preferred and warrants have registration rights which obligate the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the Series A Preferred and the common stock issuable upon exercise of the warrants (as well as certain other securities of the Company) within 30 days after the closing of the private placement. In the event the registration statement is not filed within such thirty day period or if the registration statement is not effective within 120 days after the date it is filed, or a registration statement, once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, liquidated damages for such failure, equal to 1% of the holders o f the Series A Preferred investment amount for each thirty day period in which the registration statement is not filed or effective, or maintained effective, as the case may be. This penalty obligation expired on January 31, 2007 since the SEC declared the Registration Statement effective on August 10, 2006.

          In accordance with EITF Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. The Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the preferred stock) were considered a combined instrument and accounted for accordingly. The SEC declared the Registration Statement effective on August 10, 2006. As a result, during the quarter ended July 31, 2006, the Company accrued a liability of liquidated damages of $120,502. During the quarter ended October 31, 2006 an agreement was reached with SCO on the liquidated damages matter. The agreement concluded that since the securities owned by SCO Capital Partners, LLC were not registered because SCO voluntarily withdrew them from the Registration because of the resale restrictions required by the SEC, the Company is not obligated for any liquidated damages pertaining specifically to SCO Capital Partners, LLC. Accordingly, the Company reversed out $85,302 of liquidated damages in the prior quarter ended October 31, 2006.

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

          The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at January 31, 2007 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.5% at the issuance date and 4.9% on January 31, 2007, no dividend yield, volatility factors of 81.89% to 97.24% at the issuance date and 60.22% to 62.32% at January 31, 2007, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share at the issuance date, as negotiated between the Company and unaffiliated third party Series A investors, and $1.10 on January 31, 2007. The change in fair value of the warrants for the three months and nine months ended January 31, 2007 of $2,775,348 and $2,381,024, respectively, was reported in loss and disclosed in the financial statements.

          The following table summarizes the activity for warrants issued during the nine month period ended January 31, 2007.

	Number of shares	Weighted Average Exercise Price

Balance—April 30, 2006	6,952,838	0.62
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance— January 31, 2007	6,952,838	0.62

          The following table summarizes information about warrants outstanding as of January 31, 2007.

Warrants Outstanding and Exercisable

Exercise prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (years)

$ 0.01	1,016,534	5.86
0.60	987,720	5.00
0.75	4,938,597	5.00
2.25	9,987	3.32

5.       EMPLOYMENT AND CONSULTING AGREEMENTS

          In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. These agreements were automatically renewed for an additional on year term on January 31, 2007. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors. In July 2006, the Company’s CEO and Executive Chairman agreed to defer 50% of their base salaries until the completion of the Company’s next fund raising at which time the deferred amounts would be repaid and the deferrals would cease. Effective October 1, 2006, the Company’s CEO and Executive Chairman agreed to defer 100% of their base salaries until the completion of the Company’s next fund raising, or the completion of a merger or other consolidation with another company, at which time the deferred amounts would be repaid and the deferrals would cease. Effective June 30, 2006, our Executive Chairman was appointed by our Board to be our Chief Financial Officer, Secretary and Treasurer.

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

          In November 2005, the Company entered into two consulting agreements: (i) a Service Provision Agreement with Pharma Consultancy Limited, a UK company controlled by Luiz Porto, one of the Company’s stockholders pursuant to which the Company will pay Dr. Porto approximately $278,000 per year, for services rendered by Dr. Porto to the Company as an independent consultant in connection with the management of the Company’s clinical activities, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice; and (ii) a Service Provision Agreement with Gary Bower pursuant to which the Company will pay Mr. Bower approximately $156,000 per year for services rendered by Mr. Bower to the Company as an in dependent consultant in connection with the pre-clinical activities related to the manufacturing of the Company’s product candidates, that will terminate on December 31, 2006 unless extended by a mutual written agreement of the parties and that may be terminated, with or without cause, by giving the other party thirty (30) days’ prior written notice.

          The agreement with Mr. Bower was amended in April 2006 to include GTE Consultancy Limited, a company organized under the laws of United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both Dr. Porto and Mr. Bower may also be granted cash bonuses and stock options in the future. In July 2006, Pharma Consultancy Limited and GTE Consultancy Limited amended their agreements to reduce, effective September 1, 2006, their consulting services to the Company by 33%, which in turn, will reduce the Company’s payments by approximately $91,000 and $51,000, respectively, on an annualized basis. Both agreements expired by there terms on December 31, 2006 and were not renewed.

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

          FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. Since May 1, 2003, the Company has used the Black-Scholes model to estimate the fair value of stock options granted. For the valuation of stock-based awards granted in the nine months ended January 31, 2007, the Company used the following significant assumptions:

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

          Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. The Company’s stock is currently traded on  the over-the –counter bulletin board under the trading symbol “SMPM”. The Company estimated the expected volatility of the stock options at grant date using the daily stock price of three comparable companies over a recent historical period equal to the Company’s expected term.

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

          Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the nine months ended January 31, 2007 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for stock options granted for the nine months ended January 31, 2007 based upon historical forfeitures.

          Summary of Significant Assumptions of the Valuation of Stock-Based Awards. The weighted-average estimated fair value of stock options granted during the nine months ended January 31, 2007 and 2006 was $0.43 and $0.42 per share, respectively. The weighted-average estimated fair value of stock options granted during the three months ended January 31, 2007 and 2006 was $0 since no option was granted in this quarter and $0.51 per share, respectively. The fair value for these stock options was estimated at the date of grant with the following weighted-average assumptions for the three and nine months ended January 31, 2007 and 2006:

	Three months ended January 31,		Nine months ended January 31,

	2007	2006	2007	2006

Expected volatility	n/a	101.80%	80.17% - 81.38%	101.80%
Weighted-average volatility	n/a	101.80%	80.41%	78.48%
Expected dividend yield	n/a	0%	0%	0%
Expected term in years	n/a	6.0 to 7.0	6.0	6.0 to 7.0
Risk-free interest rate	n/a	4.5% to 4.6%	4.8% to 5.1%	4.1% to 4.7%

          During the three months ended January 31, 2007 and 2006, the Company recognized compensation costs related to stock options of $53,670 and $64,817, respectively. During the nine months period ended January 31, 2007 and 2006, the Company recognized compensation costs related to stock options of $178,046 and $233,310, respectively. As of January 31, 2007, there was $497,215 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 5.72 years.

          The following table summarizes activity for stock options issued to employees, consultants and directors for the nine month period ended January 31, 2007 (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2006	3,825,249	$0.94	7.9	$-0-
Granted	122,500	0.60
Exercised	—
Forfeited	(339,417)	0.60
Expired	—

Outstanding at January 31, 2007	3,608,332	$0.96	6.9	$512,646

Exercisable at January 31, 2007	2,451,361	$1.09	5.7	$-0-

          The aggregate intrinsic value represents the difference between the stock price on the last day of the quarter, January 31, 2007, which was $1.10, and the exercise price multiplied by the number of options outstanding. The aggregate intrinsic values for stock options outstanding at April 30, 2006 and for stock options exercisable at January 31, 2007 are negative, and are shown as $-0- in the table above.

          The following table summarizes information about non-vested Company stock options as of January 31, 2007 (unaudited):

	Shares	Weighted Average Grant Date Fair Value

Non-vested at April 30, 2006	1,849,128	$0.43
Granted	122,500	$0.43
Vested	(475,240)	$0.35
Forfeited	(339,417)	$0.15

Non-vested at January 31, 2007	1,156,971	$0.50

7.      RELATED PARTY TRANSACTIONS

Due to Related Parties

          The Company recorded advisory service fees totaling $37,500 and $142,500 to SCO Financial Group, LLC for the three and nine months ended January 31, 2007, respectively. The Company recorded board of director fees of $12,000 and $56,000 for the three and nine months ended January 31, 2007. Due to related parties at January 31, 2007 consists of $75,000 payable to SCO, and the remainder is payable to members of the board of directors for their fees and reimbursement of expenses.

8.       SUBSEQUENT EVENTS

          On February 15, 2007, one of the Series A Preferred holders converted one share of Series A Preferred Shares together with all accrued and unpaid dividends attributable to such share into 18,069  shares.

          On February 15, 2007, the Company entered into a non-binding letter of intent with Access Pharmaceuticals, Inc. under which Access would issue 1,500,000 of its common shares to acquire all of the outstanding equity securities of the Company. Consummation of the transactions contemplated by the non-binding letter of intent is subject to the due diligence of the parties, as well as the negotiation and execution of one or more definitive agreements and any closing conditions contained therein.

          On February 26, 2007, the Company issued, pursuant to the terms of the financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC, which the Company assumed, an annual grant of warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share and is exercisable for 7 years.

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

          Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of our ability to raise capital to finance our growth, our ability to attract and retain key personnel, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans and the impact of current, pending or future legislation and regulation on the biopharmaceutical industry and other risks disclosed from time to time in our SEC filings. Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the SEC, including the Company’s most recently filed 10-KSB.

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

          We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At January 31, 2007, we had an accumulated deficit of $13,954,180 (unaudited). We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this Form 10-QSB. We believe that the following accounting policies require the application of significant judgments and estimates.

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

Research and Development

          All research and development costs consist of expenditures for royalty payments, licensing fees, patent fees and contract research conducted by third parties.

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

Three Months Ended January 31, 2007 Compared With Three Months Ended January 31, 2006

          For the three months ended January 31, 2007 and 2006, we recognized revenue in the amount of $357 (unaudited) and $357 (unaudited), respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.

          Our net loss applicable to common stockholders was $3,438,102 (unaudited) for the three months ended January 31, 2007 versus $3,503,433 (unaudited) for the three months ended January 31, 2006, a decrease of $65,331, the causes of which are discussed below.

          Operating Expenses were $664,247 (unaudited) for the three months ended January 31, 2007, versus $980,021 (unaudited) for the three months ended January 31, 2006, a decrease of $315,774. This decrease is primarily due to our reduced spending necessitated by our liquidity issues and need to conserve cash until we raise additional funds.

          We incurred no interest expense for the three months ended January 31, 2007 because we had no debt outstanding during the period. Interest expense was $1,001,354 for the three months ended January 31, 2006, and included the following items related to our secured convertible note issued to SCO:

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

•

$21,652, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Preferred in connection with the Company’s private placement of the stock (see Note 3, Private Placement).

          The change in fair value of warrant liabilities of $2,775,348 for the three months ended January 31, 2007 is recorded as an expense. There was no such transaction during the three months ended January 31, 2006.

          The deemed dividend of $1,522,317 on Series A preferred stock issued on January 31, 2006 (see Note 3, Private Placement, above), and was recorded during the three months then ended. The dividend reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A preferred stock.

Nine Months Ended January 31, 2007 Compared With Nine Months Ended January 31, 2006

          For the nine months ended January 31, 2007 and 2006, the Company recognized revenue in the amount of $1,072 (unaudited) and $1,071 (unaudited), respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.

          The Company’s net loss applicable to common stockholders was $5,653,672 (unaudited) for the nine months ended January 31, 2007 versus $5,183,636 (unaudited) for the nine months ended January 31, 2006, an increase of $470,036, the causes of which are discussed below.

          Operating expenses were $3,265,958 for the nine months ended January 31, 2007, versus $2,621,972 for the nine months ended January 31, 2006, an increase of $643,986. This increase is due to an increase in both G&A expenses and R&D expenses.

          G&A expenses were $2,150,479 for the nine months ended January 31, 2007, versus $1,706,345 for the nine months ended January 31, 2006, an increase of $444,134. This increase reflects primarily:

•	an increase in patent legal expense principally related to the sublicense with Virium of $282,764;

•	an increase in listing fees and public reporting expenses of $87,068 related to our registration statement and related to the requirements of doing business as a US publicly-listed entity;

•	an increase in payroll related expenses of $209,662 for the compensation of newly-hired officers who were not on our payroll for the entirety of the period ended January 31, 2006;

•	an increase in insurance expenses of $123,647 related to the establishment of a comprehensive insurance program;

•	a decrease in corporate legal expenses of $319,230 and in audit and accounting expense of $46,549, principally related to the timing of costs of filing registration statements in the prior period;

•	an increase of $31,813 in our fees to the members of our board of directors;

•	an increase of $44,598 in our outside consulting fees related primarily to the SCO monthly consulting fee being in effect more months in the current period; and

•	an increase of $42,862 related to the establishment of an investor relation program.

          R&D expenses were $1,115,479 for the nine month period ended January 31, 2007, versus $915,627 for the nine month period ended January 31, 2006, an increase of $199,852. This net increase reflects primarily:

•	an increase in pre-clinical costs of $181,633, related to the costs the pre-clinical efforts related to Alchemix, Prodrax and Angiolix;

•

an increase in consulting expense of $64,727, related to the costs of monthly retainers as two principal consultants were contracted on annual terms to oversee all of our pre-clinical and clinical development;

•	a $31,944 expense for an investigator fee, related to the investigator clinical trial of Phoenix; and

•	a decrease in licensing fees of $31,538.

          We incurred no interest expense for the nine months ended January 31, 2007 because we had no debt outstanding during the period. Interest expense was $1,016,021 for the nine months ended January 31, 2006 and included the following items related to our convertible note issued to SCO.

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

          The change in fair value of warrant liabilities of $2,381,024 for the nine months ended January 31, 2007 is recorded as an expense. There was no such transaction during the nine months ended January 31, 2006.

          The deemed dividend of $1,522,317 on Series A preferred stock issued on January 31, 2006 (see Note 3, Private Placement, above) was recorded during the nine months ended January 31, 2006. The dividend reflects the non-cash expense required by EITF No. 00-27 for the non-cash value of the beneficial conversion feature associated with the Series A preferred stock.

Related Party Transactions

          The Company recorded advisory service fees totaling $37,500 and $142,500 to SCO Financial Group, LLC for the three and nine months ended January 31, 2007, respectively. The Company recorded board of director fees of $12,000 and $56,000 for the three and nine months ended January 31, 2007. Due to related parties at January 31, 2007 consists of $75,000 payable to SCO, and the remainder is payable to members of the board of directors for their fees and reimbursement of expenses.

Liquidity and Capital Resources

          Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of January 31, 2007, we had received $5,199,757 (unaudited) in net proceeds from sales of our equity securities and $1,329,402 (unaudited) in debt financing. A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at the beginning of February 2006.

          As of January 31, 2007, we had $129,104 (unaudited) in cash compared to $1,587,751 at April 30, 2006, the end of our most recent fiscal year.

          Net cash used in operating activities for the nine months ended January 31, 2007, totaled $1,460,647 (unaudited) and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable and accrued liabilities increased $1,223,600 (unaudited) and due to related parties increased $144,003 (unaudited). Our non-cash expense includes $2,381,024 (unaudited) related to the change in fair value of our warrant liabilities and $178,046 (unaudited) for compensation related to stock options.

          For the nine months ended January 31, 2007, our investing activities consisted of the receipt of $2,000 (unaudited) for the sale of computer equipment. For the nine months ended January 31, 2006, our investing activities consisted of the purchase of equipment of $5,601 (unaudited).

          For the nine months ended January 31, 2007, we had no financing activities. For the nine months ended January 31, 2006, we completed a private placement of 592.6318 shares of our Series A Convertible Preferred Stock (“Series A Preferred”) at a price of $10,000 per share. The Series A Preferred shares consisted of 464 shares purchased by investors which are convertible into 7,733,333 shares of common stock and 128.6318 shares that gave effect to the conversion amount of $1,286,318, representing the value of the converted note of $1,250,000 and the associated accrued interest of $36,318. The total 592.6318 preferred shares are convertible into 9,877,197 common shares. Gross proceeds to the Company were $4,640,000, including $3,671,209 in cash, payments to various vendors amounting $968,791, which included cash payment of $624,105 to SCO Securities, LLC, its placement agent.

          We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

          We have consumed substantial amounts of capital since our inception. We do not believe our existing cash resources, including the net proceeds from our private placement in January 2006 will be sufficient to fund our anticipated cash requirements beyond the fourth quarter of the fiscal year beginning May 1, 2006. We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1,2007 and the Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

           In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

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

Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Executive Chairman and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of January 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

          There were no significant changes made in our internal controls over financial reporting during the quarter ended January 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          On February 8, 2007, our United Kingdom subsidiary, Somanta Limited, had a creditor, Cornel Associates Limited, institute a collection action against it in the Northampton County Court in the United Kingdom in the amount of GBP 6,201 Our subsidiary has disputed a portion of the claim.  On February 23, 2007, the creditor threatened to initiate liquidation proceedings against our United Kingdom subsidiary in the High Court of Justice, Chancery Division, Companies Court in the United Kingdom.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On February 26, 2007, pursuant to the terms of the financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC, which we assumed, we issued a warrant to purchase 150,000 shares of common stock to a financial advisor.  The warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain adjustments, and have a term of seven (7) years.

          The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D and/or Regulation S promulgated thereunder as transactions by the issuer not involving a public offering.  The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.  Furthermore, all recipients had adequate access to information about the registrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Title of Document

10.34	Second Side Amendment to Patent and Know-how Exclusive Sublicense Agreement dated January 12, 2007 by and among the registrant and Immunodex, Inc.

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: March 16, 2007	By:	/s/ Terrance J. Bruggeman

Terrance J. Bruggeman
Executive Chairman, Chief Financial Officer, Secretary and Treasurer