Form 10KSB
period 2007-04-30
Somanta Pharmaceuticals Inc.
filed 2007-07-12
CIK 888671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-20297

SOMANTA PHARMACEUTICALS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-3559330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman Avenue, Suite 400
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including are code:  (949) 477-8090

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [___]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Revenues for the issuer’s fiscal year ended April 30, 2007 were $1,429.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“NASDAQ”) on June 28, 2007 was $880,418.

          The number of shares of the registrant’s common stock, $0.001 par value, outstanding at June 28, 2007 was 14,292,603.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

FORM 10-KSB

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

          We wish to caution readers that these forward-looking statements are only predictions and that our business is subject to significant risks. The factors discussed herein, and other important factors, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results for fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks include, but are not limited to:

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

PART I

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

          Prior to the date of the share exchange between Bridge Oncology Products, Inc., and Somanta Limited, each of Bridge Oncology Products, Inc., and Somanta Limited were engaged in a limited amount of business. Bridge Oncology Products, Inc., was formed in February 2005, and in February 2005, it entered into the Sodium Phenylbutyrate Co-development and Sub-license Agreement with Virium Pharmaceuticals, Inc., to develop Sodium Phenylbutyrate outside of North America for the treatment of cancer, autoimmune diseases and other clinical indications. It engaged in no other business during that period of time.

          Although Somanta Limited was formed in April of 2001, its primary business prior to the date of the share exchange with Bridge Oncology Products, Inc., was to secure intellectual property rights to the various chemical entities that we now desire to develop as product candidates. To that end, in November 2001, Somanta Limited entered into an Exclusive License Agreement with De Montfort University related to our drug development candidate, Alchemix. In January 2002, Somanta Limited entered into an Exclusive Patent and Know-how License and Option Agreement with Immunodex, Inc. covering our drug product candidates know as Phoenix and Angiolix. In October 2003, Somanta Limited entered into an agreement with the Cancer Research Institute of Contra Costa for the support of an academic human clinical trial for Phoenix. In March 2004, Somanta Limited entered into an Exclusive Patent and Know-how Assignment and License A greement with the School of Pharmacy, University of London related to our drug development candidate known as Prodrax. In March 2004, Somanta Limited entered into a Research and Development Agreement with The School of Pharmacy, University of London for the purpose of further developing Prodrax. In addition to securing the various intellectual property rights related to the agreements described above, in August of 2004, Somanta Limited also entered into a Research Collaboration and License Agreement with Advanced Cardiovascular Devices, LLC, pursuant to which Somanta Limited licensed Advanced Cardiovascular Devices, LLC, rights to our drug development candidate, Alchemix, solely for use on drug eluting stents. In 2001 Somanta Limited entered into a shareholder and intellectual property rights agreement with Cypomics, Ltd. pursuant to which Somanta Limited was to fund a research and development program of Cypomics, Ltd. in exchange for a certain amount of capital stock of Cypomics, Ltd. However, neither party performed any of its obligations under the agreement and neither party is liable to the other party for any such failure to perform. In July 2005, this agreement was formally terminated.

          Our current product candidate in academic-investigator-sponsored clinical development includes anti-cancer agents (a small molecule) targeting four different tumors and/or stages of cancer. We have three additional product development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

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

          We recorded research and development expense of $1,239,146 and $1,264,225 for the years ended April 30, 2007 and 2006, respectively.

Cancer and Cancer Therapeutic Market

          According to the International Agency for Research on Cancer of the World Health Organization, based on available data as of 2005, there were 10.9 million new cases of cancer worldwide, 6.7 million deaths, and 24.6 million persons who have been diagnosed with cancer in the previous five years. China has 20% of the world’s total of new cancer cases (2.2 million) and lung cancer is the most common cancer worldwide with 1.35 million new cases (12.4% of the total) and 1.18 million deaths (17.6% of the total).

          In the U.S., the American Cancer Society estimates that for 2006 a total of 1.4 million new cases of cancer will occur and 565,000 deaths will occur from cancer. The most prevalent new cancers, which account for approximately 55% of all cancers, are:

Disease Site	Estimated New Cases

Prostate	235,000
Breast	215,000
Lung and bronchus	186,000
Colorectal	150,000
Total for All Sites:	1,399,000

          Bladder, ovarian, brain and oral cancers, as well as lymphoma, leukemia and melanoma account for a majority of the balance of cancer deaths.

          Surgery, radiation and chemotherapy remain the principal effective treatments for cancer. In addition, although the reason is not clearly understood, current chemotherapeutic drugs are effective in only subpopulations of individuals with the same disease. Revenues in the global oncology market were reported by IMS Health to be approximately $35 billion in 2006 and are expected to grow to approximately $65 billion by 2010.

          Numerous new approaches to cancer are in clinical trials. As targets become validated and technologies improve, research is beginning to yield therapeutic approaches that appear to be more effective than existing ones. Monoclonal antibodies were first described in 1978 and are now beginning to yield commercially viable therapeutic products. At the current time there are ten monoclonal antibodies approved in the U.S. for the treatment of cancer including, Avastin ®, Rituxan ®, Campath ®, Herceptin ®, Erbitux ®, Myelotarg ®, Bexxar ®, Zevalin ®, Vectibix ® and Lucentis ® and five in late stage cancer trials. A second approach to cancer treatment, therapeutic cancer vaccines, has been under development for many years. Finally, advances in chemotherapeutic drugs have increased their ability to overcome chemo resistance.

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

Product in Academic Investigator-Sponsored Clinical Development

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

          On October 20, 2006, NIH conditionally consented to the sublicense to the Company. However, the NIH conditions include an amendment to the Virium license to reflect an updated Virium development plan and milestones, the payment of $216,971 in past due patent expenses and the payment of a $5,000 sublicense royalty. Based on the information provided by NIH, it appears that about $200,000 relates to foreign patent expenses for calendar 2005 which would be the Company’s responsibility under its license agreement with Virium. Of that amount, approximately $12,000 relates to foreign patent maintenance fees and $197,000 largely relates to foreign patent legal expenses. The Company accrued $248,300 as patent annuity and legal expense for the year ended April 30, 2007. Virium has advised us that they have satisfied two of the three conditions to obtaining final NIH approval for our sublicense. Virium is in the process of negotiating an installment payment plan with respect to the past due patent expense.

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

          Competitive Position.  We are aware of numerous products in development for brain cancers. We are aware of several products being developed by academic and commercial organizations targeting glioblastoma. Medicis Pharmaceuticals currently sells Sodium Phenylbutyrate (Buphenyl ® ) for the treatment of a urea cycle disorder, hyperuremia.

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

•

A patent covering a method of preventing prostate cancer, brain cancer, skin cancer, cancers of the blood, breast cancer, non-small cell lung cancer, or renal cancer issued in the U.S. that expires on August 5, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa; and

•

A patent covering a method of inhibiting the production of cancer in a cell issued in the U.S. that expires on March 14, 2011, June 3, 2013 or March 7, 2014, depending on the subject matter disclosed in the priority applications.

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

          Agreement Related to Alchemix.  In November 2001, we entered into a Patent and Know-how Assignment and License Agreement with De Montfort University pursuant to which De Montfort University agreed to assign to us the key patent related to Alchemix and to exclusively license to us certain know-how related to Alchemix for use in field of the treatment of cancer. In March 2003, we amended and restated that agreement to extend the time period in which the assignment and license to us would be triggered. In October 2005, De Montfort University formally assigned the patent that covers Alchemix to us. Pursuant to our agreement with De Montfort

University, we paid De Montfort an initial assignment fee of $42,815 and issued to De Montfort 219,010 shares of our common stock valued at $4,677. Although we are not obligated to make any royalty payments to De Montfort based on the sale of any product that is based on Alchemix, we are obligated to pay De Montfort certain milestone payments based on the achievement of agreed upon clinical milestones. If we successfully achieve each of these milestones, we would be obligated to pay De Montfort a total aggregate amount of milestone payments of GBP 250,000, or approximately $500,000. We are obligated to use our commercial best efforts to achieve these agreed upon clinical milestones. In addition, we have the right to terminate our agreement with the De Montfort on ninety (90) days advance notice, and either party has the right to terminate the agreement for breach by the other party upon ninety (90) days (sixty (60) days for payment failures) advance notice if such breach is not cured within the notice period. Our agreement with De Montfort expires upon the expiration of the last to expire of these patents in 2015.

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

          The key patent relating to Alchemix has been issued in the U.S, the European Union and in Australia.  In general, it covers composition of matter. The U S patent will expire in 2015.

          Development Plan. In 2005 and 2006, we prepared a detailed pre-clinical and clinical development plan related to Alchemix. We intend to manufacture, undertake pre-clinical studies and, based on the results of these studies, to initiate a Phase I/II clinical trial with respect to Alchemix within the next twelve months. To date, we have contacted a contract manufacturing organization to undertake the process development for the manufacture of Alchemix and have evaluated a number of qualified contract manufacturing organizations with respect to the production of sufficient quantities of Alchemix for our pre-clinical studies, formulation studies and for our proposed human clinical trial. In March 2006, we entered into a two year agreement with the University of Bradford to continue these pre-clinical studies.

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

          In-License for Prodrax.  In March 2004, we entered into a Patent and Know-how Assignment and License Option Agreement with The School of Pharmacy, University of London pursuant to which The School of Pharmacy granted us an option to acquire the rights to the key patent application related to Prodrax and an exclusive worldwide license to the know-how related to Prodrax to develop and commercialize Prodrax in the field of the treatment of cancer. Pursuant to this agreement, we paid The School of Pharmacy an initial option fee of $44,575 and issued to The School of Pharmacy 131,505 shares of our common stock valued at $2,630. In September 2005, The School of Pharmacy formally assigned the rights to the key patent application to us and licensed to us the relevant know-how in the field of the treatment of cancer. We are currently pursuing the prosecution of this patent application. We are obligated to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to Prodrax. If we successfully achieve each of these milestones, we would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $550,000. We are obligated to use our commercial best efforts to achieve these agreed upon clinical milestones. If we fail to: (i) commence Phase I clinical trials prior to September 21, 2009, (ii) commence Phase II clinical trials prior to September 21, 2011, (iii) commence Phase III clinical trials prior to September 21, 2013, (iv) complete our report with respect to such Phase III clinical trials prior to September 21, 2015, (v) receive regulatory approval by the U.S. FDA, the EMEA in the European Union, or the applicable regulatory body in Japan, in each case, enabling us to market and sell Prodrax in the applicable jurisdiction prior to September 21, 2017, or (vi) make a first commercial sale of Prodrax prior to September 21, 2018, then, in each case, The School of Pharmacy would have the right to terminate our know-how license under the agreement. In addition, we are obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on Prodrax. In addition, we have the right to terminate our agreement with the The School of Pharmacy on ninety (90) days advance notice, and either party has the right to terminate the agreement for breach by the other party upon ninety (90) days (sixty (60) days for payment failures) advance notice if such breach is not cured within the notice period. Our agreement with The School of Pharmacy expires upon the expiration of the last to expire of the patents, if any, that issue from the patent application that is the subject of our agreement with The School of Pharmacy.

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

          The key composition of matter patent application relating to Prodrax was filed in December 2003 in the European Union, Taiwan, Australia, Canada, China, India, Japan, South Africa and the U.S.

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

          The Prodrax technology allows for the modification of various drugs to make them inert until they are activated by a low oxygen environment. Varieties of analogues have been developed and are being tested by researchers at the University of Bradford for the purpose of enabling us to select the lead compound to take forward into clinical development. We expect to select a lead compound in 2007.

Angiolix

          Background.  Angiolix (huMc-3 mAB) is a humanized monoclonal antibody targeting a protein known as Lactadherin. Lactadherin promotes the growth of new blood vessels to support tumor growth. Angiolix, by blocking Lactadherin, has the potential to induce programmed cell death, or apoptosis, in blood vessels supporting tumors.

          In-License for Angiolix. In August 2005, we entered into a Patent and Know-how Exclusive Sublicense Agreement with Immunodex, Inc. pursuant to which Immunodex granted us the exclusive worldwide rights to two monoclonal antibodies including our product development candidate, Angiolix, for the development and commercialization of products in the field of the treatment of cancer. Pursuant to this agreement, we paid Immunodex an initial license fee of $300,000.

          Previously on January 25, 2002, we entered into a predecessor Patent Know-how and License Option Agreement with Immunodex which had essentially the same terms and conditions as our existing agreement with Immunodex but which was superseded by our existing agreement with Immunodex. Pursuant to the 2002 agreement, we paid Immunodex an initial license fee of $10,000 and sold Immunodex 292,012 shares of our common stock at a value of $5,638. Pursuant to the August 2005 agreement we are obligated to pay Immunodex an annual license maintenance fee. The license maintenance fee is $250,000 per year until such time as one of the product candidates receives regulatory approval to be marketed and sold at which time the license maintenance fee is reduced to $100,000 per year. Our obligation to pay this annual license maintenance fee terminates in its entirety at such time as we are selling products based on both the monoclonal antibodies. This obligation also terminates if we terminate the agreement with respect to both product candidates, subject to our obligation to pay the termination fee described below. As noted below, on November 3, 2006 we terminated our license with respect on one of the monoclonal antibodies (huBrE-3 mAb), and continue to develop on Angiolix.

          Assuming that we begin to sell products based on Angiolix fifteen (15) years after the date of the August 2005 agreement, or August 2020, which is our anticipated development timetable, we would have to pay to Immunodex an additional $2,600,000 in maintenance fees  during that time period. In addition, we are obligated to pay Immunodex a royalty based on the net sales, if any, of products based on Angiolix. Further, we are obligated to develop Angiolix on an agreed upon timetable. If we fail to achieve any of the agreed upon clinical development and regulatory milestones, Immunodex would then have the right to terminate the August 2005 agreement, and if such a termination occurs, we would be obligated to pay Immunodex a termination fee of up to $500,000. We are also entitled to terminate the agreement with respect to Angiolix upon ninety (90) days advance notice to Immunodex. If we do so without cause, we would also be required to pay a termination fee of up to $500,000. Notwithstanding the foregoing, we do not have to pay a termination fee with respect to Angiolix if the agreement is terminated due to: (i) negative results of toxicity testing for the applicable drug candidate that the FDA indicates would preclude further testing of such drug candidate, (ii) a third party being granted orphan drug status by the FDA for a drug that would preclude us from receiving orphan drug status with respect to the applicable drug candidate, or (iii) our inability to achieve commercially viable yields with respect to the manufacture of the applicable drug candidate.

          If we sublicense our rights with respect to Angiolix, we would be obligated to pay to Immunodex a sublicensing fee not to exceed $1,000,000 for each such sublicense granted based on payments received from each such sublicensee.

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

          Additional Licenses Needed to Commercialize Angiolix. Angiolix is humanized, a process by which genetic material from a mouse cell is made tolerable to humans, using a patented technology developed by the National Institutes of Health. The NIH previously granted to the Cancer Research Institute of Contra Costa a license to the applicable humanization technology. Pursuant to the Immunodex agreement, Immunodex and the Cancer Research Institute of Contra Costa are seeking to obtain for us the NIH’s consent to a sublicense to us of the Cancer Research Institute of Contra Costa right to use the NIH humanization technology.

          On August 8, 2005, we made a direct application to NIH to obtain a non-exclusive commercial license to such humanization technology, and we are currently in discussions with NIH on the terms of such a license. The terms proposed by NIH would not be acceptable to us since they are materially more costly than those that are contained in the Cancer Research Institute of Contra Costa sublicense. On November 8, 2006, the Company made application to the National Institutes of Health for a non-exclusive license to certain patents held by NIH related to the humanization of Angiolix (huMc-3 mAb).  On December 5, 2006 NIH provided the Company with proposed terms for a non-exclusive license. On May 15, 2007, the NIH terminated Somanta’s non-exclusive license application since we had not accepted the terms and had not executed the proposed license agreement.

          Rationale.  Lactadherin is expressed in and around blood vessels of tumors and has a critical role in providing new blood vessels to support tumor growth. We believe that Angiolix binds to Lactadherin and induces the death of new blood vessels, thereby blocking the supply of blood to the tumor and causing the tumor to die.

          A similar antibody on the market, Avastin ®, is used in the treatment of colorectal and other cancer types.

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

Intellectual Property

          Our success will depend in large part on our ability to obtain and maintain patent protection for our product candidates, products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Currently we own one patent that relates to Alchemix together with its foreign counterpart in the European Union, and we have filed a patent application in the United States and the European Union related on Prodrax. Our intellectual property related to Angiolix consists of an exclusive sub-license from Immunodex, Inc. to practice the patents that relate to Angiolix in the field of the treatment of cancer. We have responsibility for the filing, prosecution and maint enance of patent rights associated with this license. Our intellectual property related to PB consists of an exclusive sub-license from Virium Pharmaceuticals, Inc. to practice the patents that relate to PB in the field of the treatment of cancer outside of North America. Virium is responsible for the filing, prosecution and maintenance of these patents; provided, however, that we have agreed to pay all costs and expenses associated with the filing, prosecution and maintenance of patents outside of the U.S. or Canada.

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

Employees

          As of April 30, 2007, we employed three full time employees. Our three current employees are located in two separate facilities. Our headquarters, where our Executive Chairman operates, is located in Irvine, California.  We currently have an office in a medical office building in London, England which houses our President and Chief Executive Officer as well as his assistant.

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

ITEM 2.	DESCRIPTION OF PROPERTY

          We previously rented approximately 500 square feet in London, England for approximately $2,000 per month. This lease expired on May 16, 2007.

ITEM 3.	LEGAL PROCEEDINGS

          On February 8, 2007, our United Kingdom subsidiary, Somanta Limited, had a creditor, Cornel Associates Limited, institute a collection action against it in the Northampton County Court in the United Kingdom in the amount of GBP 6,201. Our subsidiary has disputed a portion of the claim.  On February 23, 2007, the creditor threatened to initiate liquidation proceedings against our United Kingdom subsidiary in the High Court of justice, Chancery Division, Companies Court in the United Kingdom. No hearing has been scheduled in this matter.

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

          On September 12, 2006, the OTCBB approved for quotation our common stock under the symbol “SMPM.”  As of June 28, 2007, the last reported sales price of our common stock was $0.25.

          As of April 30, 2007, there were approximately seven hundred thirteen (713) stockholders of record of our common stock and eight (8) stockholders of record of our Series A Convertible Preferred Stock.

	Common Stock

	High	Low

Fiscal Year Ended April 30, 2007
Third quarter January 31, 2007	$1.75	$1.05
Fourth quarter April 30, 2007	1.25	0.75

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information as of April 30, 2007 related to our equity compensation plans in effect as of that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	3,483,163	$.95	4,516,837
Equity Compensation Plans not approved by security holder	—	—	—

Total	3,483,163	$.95	4,516,837

Recent Sales of Unregistered Securities

          During the last three years, we have issued the following unregistered securities.  None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

          On February 27, 2007, Somanta Pharmaceuticals, Inc. issued a warrant to purchase 150,000 shares of common stock to SCO Securities, LLC, its financial advisor in consideration for services rendered in connection with the March 1, 2005 engagement agreement. These warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain adjustments, and have a term of six years.

          On March 13, 2006, Somanta Pharmaceuticals, Inc. issued a warrant to purchase 150,000 shares of common stock to SCO Securities, LLC, its financial advisor in consideration for services rendered in connection with the March 1, 2005 engagement agreement. These warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain adjustments, and have a term of six years. On January 31, 2006, in connection with the merger with Somanta Incorporated, Somanta Pharmaceuticals, Inc., issued an aggregate of 13,697,834 shares of common stock to the 30 prior stockholders of Somanta Incorporated in exchange for all of the issued and outstanding capital stock of Somanta Incorporated.

          On January 31, 2006, Somanta Pharmaceuticals, Inc., issued and sold to eight investors 464 shares of Series A Convertible Preferred Stock at a price of $10,000 per share, which are initially convertible into 7,733,334 shares of our common stock and warrants to purchase an additional 3,866,666 shares of our common stock.  In connection with the private placement, SCO Capital Partners LLC also converted the entire amount of principal and interest outstanding on that certain secured convertible promissory note dated August 23, 2005, as amended, issued by Somanta Incorporated (formerly Bridge Oncology Products, Inc.) and assumed by us in connection with the merger with Somanta Incorporated.  A total of $1,286,318 outstanding under the note was converted into 128.6318 shares of Series A Preferred Stock and additional warrants to purchase 2,143,863 shares of our common stock. All the warrants are immediately exercisable at an exercise price of $0.75 per share, subject to certain adjustments, and have a term of six years.

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

          You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus. Information in the following discussion for a yearly period means for the year ended April 30 of the indicated year.

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

          Our current portfolio of development candidates in clinical development includes an anti-cancer agent (a small molecule) targeting four different tumors and/or stages of cancer. We have three additional development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

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

          We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At April 30, 2007, we had an accumulated deficit of $15,796,145. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Year Ended April 30, 2007 Compared With Year Ended April 30, 2006

          For the year ended April 30, 2007 and April 30, 2006, we recognized revenue in the amount of $1,429 and $1,428, respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug for use in stents and devices in the field of vascular disorders.

          Our net loss applicable to common shareholders was $7,495,637 for the year ended April 30, 2007 versus $6,524,408 for the year ended April 30, 2006, an increase of $971,229.  This increase is primarily due to increases in Operating Expenses and Change in Fair Value of Warrants, which were offset by the decrease in Interest Expense.

          Operating Expenses were $4,551,806 for the year ended April 30, 2007, versus $4,109,859 for the year ended April 30, 2006, an increase of $441,947.  This increase is due to an increase in both G&A expenses and R&D.

          G&A expenses were $3,312,660 for the year ended April 30, 2007, versus $2,845,634 for the year ended April 30, 2006, an increase of $467,026.  This net increase reflects primarily:

•

a decrease in legal expenses of $463,655, in audit and accounting expenses of $203,470, and in investor relations expenses of $39,746; all related to the decline in expenses subsequent to our fiscal 2006 merger and private placement described in Notes 9 and 11 in the attached Consolidated Financial Statements.

•	an increase in patent legal expense of $322,157 related to agreements with the Immunodex, Virium and School of Pharmacy

•	an increase in payroll related expenses of $145,299 for a full year employment of our Executive Chairman and a partial year for our former Chief Financial Officer.

•

an increase in non-cash expenses of $549,217 to record the non-cash value of stock options issued primarily to new directors and officers, as required by Statement of Financial Accounting Standards 123.

•	an increase in insurance expenses of $79,672 related to the on-going comprehensive insurance program.

          R&D expenses were $1,239,146 for the year ended April 30, 2007, versus $1,264,225 for the year ended April 30, 2006, a decrease of $25,079.  This decrease reflects primarily our attempt to control costs during the year.

Interest expense was $54 for the year ended April 30, 2007 versus $1,016,020 for the year ended April 30, 2006.  The interest expense for the 2006 period includes the following items related to our secured convertible note issued to SCO (see Note 10, Convertible Note in the attached Consolidated Financial Statements):

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

•

$36,318, reflecting the interest due as of January 31, 2006 on the note, which interest was converted into Series A Preferred in connection with the Company’s private placement of the stock (see Note 11, Private Placement in the attached Consolidated Financial Statements).

          The Deemed Dividend on Series A Preferred issued on January 31, 2006 (see Note 11, Private Placement, in the attached Consolidated Financial Statements) was $1,522,317. There was no similar expense in the year ended April 30, 2007. The Dividend for the 2006 period reflects:

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

          On August 22, 2005, the Company, then known as Somanta Limited, took part in a share exchange with Bridge Oncology Products, Inc., a Delaware company, and became a subsidiary of Bridge Oncology Products, Inc., as described in the audited financial statements (see Note 9 Share Exchange Agreement and Plan of Merger Agreement, in the Somanta, Inc. financial statements included elsewhere in this prospectus). As a result of this transaction, Somanta Limited became a wholly owned subsidiary of a U.S. entity and accordingly changed its functional currency to the U.S. dollar as of the fiscal year beginning May 1, 2005.

See Note 2, “Related Party Transactions,” in the attached Consolidated Financial Statements for a discussion of related party transactions.

Liquidity and Capital Resources

          Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of April 30, 2007, we had received $5,199,757 in net proceeds from sales of our equity securities and $1,355,497 in debt financing.  A portion of the debt financing was repaid in prior fiscal years. The balance was repaid at January 31, 2006.

          As of April 30, 2007, we had approximately $5,385 in cash and cash equivalents compared to $1,587,751 at April 30, 2006, the end of our prior fiscal year.

          On August 23, 2005, we received $1,000,000 in net proceeds from a debt financing (see Note 10 in the attached Consolidated Financial Statements). We issued a $1,000,000 secured convertible note to SCO Capital Partners LLC. The note was secured by our assets, carried an annual interest rate of 7.5%, and was due at the earlier of (i) our completion of an equity financing of at least $10,000,000 or (ii) August 23, 2006.  SCO Capital Partners LLC had the option to be repaid in cash or to purchase shares of the financing at the lowest price paid by institutional investors.

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

          On January 31, 2006, this note and accrued interest was converted in its entirety to Series A Convertible Preferred Stock and the security interest in our assets was released. On January 31, 2006, we received $4,095,831 in net proceeds from the sale of Series A Convertible Preferred Stock and warrants to purchase common stock (see Note 9 in the attached Consolidated Financial Statements). We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity

          Net cash used in operating activities for the year ended April 30, 2007, totaled $1,617,828 and was used to fund our net losses in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable increased $508,222 and our accrued liabilities increased $1,052,994 reflecting our declining cash balance during the current fiscal year. Our non-cash expenses included expense of $2,931,118 for the change in the fair value of warrants, options expense of $739,000 to record the value of options issued to officers and directors, and warrants expense of $163,920 to record the value of warrants issued to non-employees.

          Net cash used in operating activities for the year ended April 30, 2006, totaled $3,859,408 and was used to fund our net losses in the period, which were partly offset by increases in accounts payable of $199,086 and in accrued liabilities of $137,846 due to an increased level of business activity.  Our non-cash expenses included interest expense of $514,981 for the value of warrants related to our secured convertible note and offset by change in fair value of warrant liabilities of $137,543, interest expense of $364,721 for the value of beneficial conversion feature of secured convertible note (see Note 10, Convertible Note, in attached Consolidated Financial Statements),  options expense of $300,616 to record the value of options issued to officers and directors, and warrants expense of $92,689 to record the value of warrants issued to non-employees.

          For the year ended April 30, 2007 our investing activities provided $2,000 which represented the proceeds from the sale of computer equipment. For the year ended April 30, 2006 we used $21,391 in investing activities, consisting of the acquisition of computer equipment and the proceeds from an insurance claim.

          For the year ended April 30, 2007, we generated $33,462 of cash from financing activities, from a borrowing under the Note Purchase Agreement with Access Pharmaceuticals, Inc. (see Note 12, Secured Note, in attached Consolidated Financial Statements).  For the year ended April 30, 2006, we generated $5,365,665 of cash from financing activities, primarily the net proceeds from our sale of a secured convertible note and our sale of Series A Convertible Preferred Stock (see Notes 10 and 11 in the attached Consolidated Financial Statements).

          We have consumed substantial amounts of capital since our inception. We do not believe our existing cash resources, including the net proceeds from our private placement in January 2006 will be sufficient to fund our anticipated cash requirements beyond April 30, 2007.

          On April 18, 2007, the Company, Somanta Incorporated, a wholly-owned subsidiary of the Company and Somanta Limited, a wholly-owned subsidiary of Somanta Incorporated, and Access Pharmaceuticals, Inc. (“Access”) and Somanta Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Access and a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Somanta, with Somanta continuing as the surviving corporation and becoming a wholly-owned subsidiary of Access (the “Merger”). The Board of Directors of Somanta has approved the Merger and the Merger Agreement.

          In connection with the Merger, all of Somanta’s common stock that is outstanding at the effective time of the Merger (the “Effective Time”) will be converted into 500,000 shares of Access common stock. No fractional shares of Access common stock will be issued as a result of the Merger. In addition, all of Somanta’s preferred stock that is outstanding at the Effective Time of the Merger will be converted into 1,000,000 shares of Access’ common stock. No shares of Access preferred stock will be issued as a result of the Merger.

          On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access. Under the terms of the Loan Documents,

Access initially loaned the Company $33,462. Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of April 18, 2007 between the Company and Access.

          If the merger fails to close, the Company expects that it will no longer be able to operate its business and will not have the resources to repay the loan in which case Access may foreclose on our assets in order to repay the loan.

          See Note 1, “Recent Accounting Pronouncements,” in the Notes to the attached Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

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

Off Balance Sheet Financing Arrangements

          As of April 30, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interest in any variable interest entity or other minority owned ventures.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our independent auditor’s report contains a going concern qualification which means there is substantial doubt about our ability to continue as a going concern.

          The report of our independent registered public accounting firm for the fiscal year ended April 30, 2007, contains an explanatory paragraph which states that we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern. We have incurred a net loss of $7,495,637 for the year ended April 30, 2007 and a net loss of $15,796,145 from the date of inception, April 19, 2001 through April 30, 2007.

          At April 30, 2007, we had an accumulated deficit of $15,796,145, a loss from operations of $10,434,908 and cash flows used in operations of $6,535,983. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

          We have consumed substantial amounts of capital since our inception. We do not expect to have sufficient cash to fund operations after April 30, 2007

          On April 18, 2007, the Company, Somanta Incorporated, a wholly-owned subsidiary of the Company and Somanta Limited, a wholly-owned subsidiary of Somanta Incorporated, and Access Pharmaceuticals, Inc. (“Access”) and Somanta Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Access and a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Somanta, with Somanta continuing as the surviving corporation and becoming a wholly-owned subsidiary of Access (the “Merger”). The Board of Directors of Somanta has approved the Merger and the Merger Agreement.

          In connection with the Merger, all of Somanta’s common stock that is outstanding at the effective time of the Merger (the “Effective Time”) will be converted into 500,000 shares of Access common stock. No fractional shares of Access common stock will be issued as a result of the Merger. In addition, all of Somanta’s preferred stock that is outstanding at the Effective Time of the Merger will be converted into 1,000,000 shares of Access’ common stock. No shares of Access preferred stock will be issued as a result of the Merger.

          On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access. Under the terms of the Loan Documents, Access initially loaned the Company $33,462. Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of April 18, 2007 between the Company and Access.

          If the merger fails to close, the Company expects that it will no longer be able to operate its business and will not have the resources to repay the loan in which case Access may foreclose on our assets in order to repay the loan.

We are an early stage development company with a history of losses, and as a result, we are unable to predict whether we will ever become profitable.

          Somanta Limited was founded in 2001, and since we have been primarily engaged in organizational activities, including the development of a strategic plan, and entering into various licensing agreements for the rights to certain product candidates. Through April 30, 2007, we have an accumulated deficit of $15,796,145. None of our licensed products candidates have received regulatory approval for sale in any jurisdiction in which we have the right to market and sell such product candidates. Accordingly, we have not generated any revenue from the commercialization of any licensed product. We expect expenditures and the accumulated deficit to increase as we proceed with our commercialization program. To obtain revenues from the sale of our products, or in the form of license fees or other payments from collaboration partners, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing products with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

In the near term, we will likely require additional funding for the development and commercialization of our existing product candidates.

          We will require substantial additional funding for the development and commercialization of our existing product candidates. The amount of additional funding required depends on the status of each product or opportunity at any given time. We do not expect to have sufficient cash to fund our operations after April 30, 2007.

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

          We do not conduct our own initial research with respect to the identification of new product candidates. Instead, we rely upon research and development work conducted by others as a primary source for new product candidates. As such, we have obtained our rights to our product candidates through license agreements with various third party licensors as follows:

•	Exclusive Patent and Know-how Sub-license Agreement between us and Immunodex, Inc. dated August 18, 2005, as amended;

•	Patent and Know-how Assignment and License Agreement between us and De Montfort University dated March 20, 2003;

•	Patent and Know-how Assignment and License Option Agreement between us and The School of Pharmacy, University of London dated March 16, 2004, as amended on September 21, 2005; and

•	The Phenylbutyrate Co-Development and Sublicense Agreement between us and Virium Pharmaceuticals, Inc. dated February 16, 2005, as amended.

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

          While we expect that we will be able to continue to identify licensable product candidates or research suitable for licensing and commercialization by us, there can be no assurance that this will occur. For example, we are in discussions with the National Institutes of Health to obtain licenses to certain patents held by them that will be necessary for the manufacture of our product candidate Angiolix. Unless we obtain licenses on terms that are acceptable to us, we may not be able to manufacture and obtain product registrations on Angiolix.  On December 5, 2006, NIH provided Somanta with proposed terms for a non-exclusive license. We are in discussion with NIH on those proposed terms and conditions. On May 15, 2007, NIH terminated Somanta’s non-exclusive license application since we had not accepted the terms and had not executed the proposed license agreement.

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

          The biopharmaceutical industry is intensely competitive. Many companies, including other biopharmaceutical companies and biotechnology companies, are actively engaged in activities similar to ours, including research and development of products for the treatment of cancer. More specifically, competitors for the development of new therapeutic products to treat cancer also focus on the same approach to delivering cancer therapeutics as we do. A 2006 survey by the Pharmaceutical Research and Manufacturers of America listed nearly 400 new treatments for cancer that are currently being tested by researchers.

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

          We intend to conduct clinical trials in the U.S. and the European Union. In addition, we intend to license the rights to develop and commercialize our product candidates to third parties who may be located anywhere in the world. We do not know whether any sovereign government will establish laws or regulations that might be deleterious to our interests. Governments have, from time to time, established foreign exchange controls which could have a material adverse effect on us and our financial condition, since such controls may limit our ability to flow funds into a country to meet our obligations under certain licensing agreements and to flow funds out of a country which we may be entitled to, in the form of royalty and milestone pavements, under other licensing agreements. In addition, the value of our licenses will be dependent upon no punitive or prohibitive legislation being enacted with respect to biological materials.

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

          We believe that our success will depend largely on our ability to obtain and maintain patent protection for our own inventions, to license the use of patents owned by third parties when necessary, to protect trade secrets and to conduct our business without infringing the proprietary rights of others. We have obtained, or licensed the rights to, patents covering three of our four current product candidates.

          The patents licensed to us expire at various times as follows

•	in 2015 for Angiolix related patents;

•	between 2011 and 2016 for the Phenylbutyrate related patents; and

•	in 2015 for the Alchemix related patents.

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

          In addition, we have filed a patent application on our fourth product candidate, Prodrax, a small molecule for use in the treatment of lung, breast, ovarian, colon, pancreatic, and esophageal cancers, and when appropriate, will file other patent applications with respect to our products and processes in the U.S. and in foreign countries. We do not know, however, whether:

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

          We have issued 591.6318 shares of our Series A Convertible Preferred Stock which includes a liquidation preference over our common stock. If we are liquidated in a bankruptcy or otherwise wound down, the holders of our Series A Convertible Preferred Stock would receive the first $5.9 million in value of our assets and if the value of our assets is not enough to satisfy the foregoing amount, you will not receive any proceeds from such liquidation or winding down.

The market price of our common stock could be volatile and your investment could suffer a decline in value.

          On September 12, 2006 our common stock began to trade on the OTC Bulletin Board under the symbol SMPM   The market price for our common stock, as with many emerging biopharmaceutical companies, is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

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

ITEM 7.	FINANCIAL STATEMENTS

SOMANTA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Somanta Pharmaceuticals, Inc.
Irvine, California

          We have audited the accompanying consolidated balance sheet of Somanta Pharmaceuticals, Inc., formerly Hibshman Optical Corp. (a development stage company) as of April 30, 2007, and the related consolidated statements of operations and consolidated stockholders’ deficit and consolidated cash flows for the years ended April 30, 2007 and 2006, and for the period from inception of operations (April 19, 2001) to April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somanta Pharmaceuticals, Inc. as of April 30, 2007, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006, and for the period from inception of operations (April 19, 2001) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

          As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/ STONEFIELD JOSEPHSON, INC.

Irvine, California
June 27, 2007

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Consolidated Balance Sheet
April 30, 2007

Assets
Current assets:
Cash	$5,385
Prepaid expenses	43,308

Total current assets	48,693
Office equipment, net of accumulated depreciation of $6,750	16,560
Other assets:
Restricted funds	2,000
Deposits	73

Total other assets	2,073

Total assets	$67,326

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$774,022
Due to related parties	241,874
Accrued expenses	811,539
Accrued research and development expenses	554,733
Note payable	33,462
Liquidated damages related to Series A preferred stock and warrants	35,200
Deferred revenue	7,143
Warrant liabilities	5,786,844

Total current liabilities	8,244,817
Stockholders’ deficit:
Preferred stock,$0.001 par value, 20,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000 shares designated, 591.6318 shares issued and outstanding	1
Common Stock, $0.001 par value, 100,000,000 shares authorized, 14,292,603 shares issued and outstanding	14,293
Additional paid-in capital	7,604,360
Deficit accumulated during the development stage	(15,796,145)

Total stockholders’ deficit	(8,177,491)

Total liabilities and stockholders’ deficit	$67,326

The accompanying notes are an integral part of these consolidated financial statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Consolidated Statements of Operations
Years ended April 30, 2007 and 2006 and for the Period from Inception of Operations
(April 19, 2001) to April 30, 2007

			From Inception of Operations (April 19, 2001) to April 30, 2007
	Year ended April 30,

	2007	2006

Revenue	$1,429	$1,428	$2,857
Operating expenses:
General and administrative	(3,312,660)	(2,845,634)	(7,337,118)
Research and development	(1,239,146)	(1,264,225)	(3,100,647)

Loss from operations	(4,550,377)	(4,108,431)	(10,434,908)
Other income (expense):
Interest income	28,084	12,348	40,432
Interest expense	(54)	(1,016,020)	(1,016,074)
Liquidated damages	(35,200)	—	(35,200)
Change in fair value of warrant liabilities	(2,931,118)	137,543	(2,793,575)
Gain on settlement of debt	—	5,049	5,049
Currency translation loss	(3,255)	(30,241)	(33,496)

Loss before income taxes	(7,491,920)	(4,999,752)	(14,267,772)
Income taxes	(3,717)	(2,339)	(6,056)

Net loss	(7,495,637)	(5,002,091)	(14,273,828)
Deemed dividends on convertible preferred stock	—	(1,522,317)	(1,522,317)

Net loss applicable to common shareholders	$(7,495,637)	$(6,524,408)	$(15,796,145)

Net loss per share—basic and diluted	$(0.56)	$(0.47)	$(1.24)

Weighted average number of shares outstanding—basic and diluted	14,278,247	14,274,365	13,247,052

The accompanying notes are an integral part of these consolidated financial statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to April 30, 2007

					Additional Paid- in Capital	Shares to be Issued	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss-Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at April 19, 2001 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Shares issued for cash at $.0326			4,299,860	4,300	135,680		(97,245)				42,735
Shares issued for services at $.0139			514,674	515	11,801			(11,177)			1,139
Amortization of deferred expense								521			521
Comprehensive loss—foreign currency translation adjustment									29,905		29,905
Net loss for the period from inception to April 30, 2002										(95,901)	(95,901)

Balance at April 30, 2002	—	—	4,814,534	4,815	147,481	—	(97,245)	(10,656)	29,905	(95,901)	(21,601)
Shares issued for cash at $1.0677			14,601	15	15,575						15,590
Shares issued for services at $.0214			219,010	219	4,472			(3,127)			1,564
Amortization of deferred expense								3,808			3,808
Receipt of cash for subscription receivable							91,517				91,517
Comprehensive loss—foreign currency translation adjustment									1,534		1,534
Net loss for the year ended April 30, 2003										(111,456)	(111,456)

Balance at April 30, 2003	—	—	5,048,145	5,049	167,528	—	(5,728)	(9,975)	31,439	(207,357)	(19,044)
Shares issued for cash at $1.2479			350,164	350	436,637		(81,464)				355,523
Shares issued for services at $1.2587			22,233	22	27,962			(25,216)			2,768
Amortization of deferred expense								7,691			7,691
Exchange for loan payment and compensation					181,371		2,909				184,280
Comprehensive loss—foreign currency translation adjustment									(51,651)		(51,651)
Net loss for the year ended April 30, 2004										(439,453)	(439,453)

Balance at April 30, 2004	—	—	5,420,542	5,421	813,498	—	(84,283)	(27,500)	(20,212)	(646,810)	40,114
Shares issued for cash at $1.3218			374,073	374	494,069						494,443
Shares issued for services at $1.2308			21,901	22	26,933						26,955
3,650 shares to be issued for service at $1.4973						5,465					5,465
Amortization of deferred expense								26,939			26,939
Receipt of cash for subscription receivable							84,283				84,283
Options issued for services					257,515						257,515
Comprehensive loss—foreign currency translation adjustment									(5,719)		(5,719)
Net loss for the year ended April 30, 2005										(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	—	5,816,516	5,817	1,592,015	5,465	—	(561)	(25,931)	(1,776,100)	(199,295)

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit—(Continued)
For the Period from Inception of Operations (April 19, 2001) to April 30, 2007

					Additional Paid- in Capital	Shares to be Issued	Subscription Receivable	Deferred Equity- Based Expense	Accumulated Other Comprehensive Loss-Foreign Currency Translation Adjustment	Deficit Accumulated During Development Stage	Total Stockholders’ Equity/(Deficit)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Write off foreign currency translation adjustment									25,931		25,931
Shares issued for cash at $1.5656			12,669	13	19,821						19,834
Shares issued for prior service			3,650	3	5,462	(5,465)					—
Amortization of deferred expense								561			561
Options issued for services					300,616						300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)						(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721						364,721
Convertible Series A Preferred Stock issued for cash at $10,000 (net of issuance costs of $544,169)	464.0000	0.464			4,095,830						4,095,830
Convertible Series A Stock issued on conversion of notes payable	128.6318	0.1286			1,286,318						1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Stock					1,522,317					(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred Stock					(429,757)						(429,757)
Discount on warrant issued with Convertible Series A Preferred Stock					(2,048,531)						(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)						(7,131)
Warrant expense					92,689						92,689
Net loss for the year ended April 30, 2006										(5,002,091)	(5,002,091)

Balance at April 30, 2006	592.6318	$0.5926	14,274,534	$14,275	$6,701,458	$—	$—	$—	$—	$(8,300,508)	$(1,584,775)
Options issued for services					739,000						739,000
Warrant expense					163,920						163,920
Conversion of preferred stock	(1.000)	(.0010)	18,069	18	(18)						—
Net loss for the year ended April 30, 2007										(7,495,637)	(7,495,637)

Balance at April 30, 2007	591.6318	$0.5916	14,292,603	$14,293	$7,604,360	$—	$—	$—	$—	$(15,796,145)	$(8,177,492)

The accompanying notes are an integral part of these consolidated financial statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Consolidated Statements of Cash Flows
Years ended April 30, 2007 and 2006 and for the Period from Inception of Operations
(April 19, 2001) to April 30, 2007

			From Inception of Operations (April 19, 2001) to April 30, 2007
	Year ended April 30,

	2007	2006

Cash flows provided by (used for) operating activities:
Net loss	$(7,495,637)	$(5,002,091)	$14,273,828)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,462	1,496	6,994
Gain on sale of equipment	(622)	—	(622)
Amortization of stock based expense	—	561	39,250
Write off foreign currency translation adjustment	—	25,931	25,931
Change in fair value of warrant liabilities	2,931,118	(137,543)	(2,793,575)
Shares issued for services and compensation	—	—	219,262
Gain on settlement of debts	—	(5,049)	(5,049)
Options expense	739,000	300,616	1,297,131
Warrant expense	163,920	92,689	256,609
Interest expense related to beneficial conversion feature on convertible note	—	364,721	364,721
Interest expense related to warrants issued on convertible note	—	514,981	514,981
Changes in assets and liabilities:
(Increase) decrease in assets—
VAT receivable	1,628	61,952	3,444
Restricted funds	150,048	(152,048)	(2,000)
Prepaid expenses	47,767	(82,166)	(43,037)
Deposits	2,627	(2,700)	(73)
Increase (decrease) in liabilities:
Accounts payable	516,222	199,086	776,723
Accrued liabilities	1,052,994	137,846	1,351,412
Liquidated damages	35,200	—	35,200
Deferred revenue	(1,429)	8,572	7,143
Due to officer and related party	233,874	(186,263)	95,980

Net cash used for operating activities	(1,617,828)	(3,859,408)	(6,535,983)

Cash flows used for investing activities:
Purchase of equipment	—	(21,391)	(24,824)

Sale of equipment	2,000	—	2,000

Net cash used for investing activities	2,000	(21,391)	(22,824)
Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment—related party	—	—	(7,367)
Proceeds from convertible note-related party	—	1,250,000	1,250,000
Proceeds from note payable – related party	33,462	—	33,462
Proceeds from issuance of common stock	—	19,834	928,125
Proceeds from issuance of preferred stock	—	4,095,831	4,095,831
Cash received for subscription receivable	—	—	175,801

Net cash provided by financing activities	33,462	5,365,665	6,555,254

Effect of exchange rate changes on cash	—	—	5,938

Increase (decrease) in cash	(1,582,366)	1,484,866	5,385
Cash, beginning of year	1,587,751	102,885	—

Cash, end of year	$5,385	$1,587,751	$5,385

Supplemental disclosure of cash flow information:
Interest paid	54	$1,016,020	$1,016,074

Income tax paid	$3,717	$2,339	$6,056

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Issuance of warrants in conjunction with convertible preferred stock	$—	$2,341,785	$2,341,785

Deemed dividends related to convertible preferred stock	$—	$1,522,317	$1,522,317

Conversion of note and accrued interest	$—	$1,286,318	$1,286,318

The accompanying notes are an integral part of these consolidated financial statements.

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

          Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through April 30, 2007. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Going Concern

          The Company reported a net loss and net loss applicable to common shareholders of $7,495,637 for the year ended April 30, 2007. The net loss from date of inception, April 19, 2001 to April 30, 2007, totaled $14,273,828 (net loss applicable to common shareholders of $15,796,145). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

          On April 18, 2007, the Company, Somanta Incorporated, a wholly-owned subsidiary of the Company and Somanta Limited, a wholly-owned subsidiary of Somanta Incorporated, and Access Pharmaceuticals, Inc. (“Access”) and Somanta Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Access and a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Somanta, with Somanta continuing as the surviving corporation and becoming a wholly-owned subsidiary of Access (the “Merger”). The Board of Directors of Somanta has approved the Merger and the Merger Agreement.

          In connection with the Merger, all of Somanta’s common stock that is outstanding at the effective time of the Merger (the “Effective Time”) will be converted into 500,000 shares of Access common stock. No fractional shares of Access common stock will be issued as a result of the Merger. In addition, all of Somanta’s preferred stock, included accrued and unpaid dividends, that is outstanding at the Effective Time of the Merger will be converted into 1,000,000 shares of Access’ common stock. No shares of Access preferred stock will be issued as a result of the Merger.

          On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access Pharmaceuticals, Inc. as more fully described in Note 15. Under the terms of the Loan Documents, Access initially loaned the Company $33,462. Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of August 18, 2007 between the Company and Access.

          If the merger fails to close, the Company expects that it will no longer be able to operate its business and will not have the resources to repay the loan.

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

Cash and Cash Equivalents

          The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At April 30, 2007, there were no cash equivalents.

Office Equipment

          Office equipment is recorded at cost, net of accumulated depreciation. Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets, five years. The Company recorded depreciation expense for the years ended April 30, 2007 and 2006 of $5,462 and $1,496, respectively.

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

Research and Development

          All research and development costs consist of expenditures for royalty payments, licensing fees, contracted research by third parties and the fees and expense of consultants to manage the research and development efforts.

Stock Based Compensation

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

          Effective May 1, 2006, the Company adopted SFAS 123R and accordingly has adopted the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards that are outstanding as of the date of adoption for which the requisite service has not been rendered (such as unvested options) is recognized over a period of time as the remaining requisite services are rendered. The amounts recorded as expense in the years ended April 30, 2007 and 2006 was $739,000 and $300,615, respectively.  As of April 30, 2007, there were 3,483,163 options outstanding.

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

          Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the weighted average rates of exchange during the fiscal year. Translation adjustments arising from differences in exchange rates from these transactions are reported as accumulated other comprehensive loss—foreign currency translation adjustment in the statement of stockholders’ deficit. The currency exchange rate as of April 30, 2005 was $1.9122.

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

          Income taxes are calculated in accordance with the tax laws of the United States for the years ended April 30, 2007 and April 30, 2006.  Since the Company had net losses for the years ended April 30, 2007 and 2006, provisions for income taxes in the financial statements include only state minimum taxes for the year ended April 30, 2007.

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

          The Company has the following dilutive convertible shares, stock options and warrants as of April 30, 2007 and 2006 which were excluded from the calculation since the effect is anti-dilutive.

	2007	2006

Convertible preferred stock	9,859,125	9,877,194
Stock options	3,483,163	3,825,249
Warrants	7,102,838	6,952,838

Total	20,445,126	20,655,281

          The Company’s undeclared dividend on it’s Preferred Stock amounting to $115,604 was included in the computation of net loss per share in accordance with SFAS No. 129 for the year ended April 30, 2006.

          The Company’s undeclared dividends on its Preferred Stock amounting to $474,104 for the year ended April 30, 2007 was included in the computation of net loss per share in accordance with SFAS No. 129.

          Aggregate undeclared dividends on Preferred Stock amounting to $589,708 are included in the computation of net loss per share for the period from inception (April 19, 2001) to April 30, 2007.

Recent Accounting Pronouncements

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

          In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on May 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the Board to expand the use of fair value measurement, consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flow.

3.	ACCRUED EXPENSES

          Accrued expenses consist of the following at April 30, 2007:

Payroll & vacation	$472,014
Accounting & legal	326,325
Consultant	13,200

$811,539

4.	WARRANT LIABILITIES

          The Company issued 6,792,852 warrants in conjunction with convertible note (Note 10) and private placement (Note 11). These warrants have registration rights for the underlying shares. EITF 00-19 provides that contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the Company. The warrant agreements require net cash settlement, at the option of the holders, in the event the Company fails to issue and deliver common stock on exercise of the warrants within three business days of receipt of a written exercise notice by a holder. Pursuant to EITF 00-19, the fair value of the warrants revalued at April 30, 2007 was recorded as a warrant liability amounting $5,786,844. The change in fair value of warrant liabilities from April 30, 2006 to April 30, 2007 in the amount of $2,931,118 was recorded as other expense in the consolidated statements of operations for the year ended April 30, 2007. The change in fair value from the issuance date to April 30, 2006 in the amount of $137,543 was recorded as other income in the consolidated statements of operations for the year ended April 30, 2006.

          In the year ended April 30, 2007, the Company issued warrants to non-employees to purchase up to 150,000 common shares over a period of six years at a price of $.01. The Company recorded $163,920 to permanent equity as, pursuant to EITF 00-19, no criteria were met requiring liability classification.

5.	RELATED PARTY TRANSACTIONS

Fees Paid to Related Parties

Pursuant to a financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC (SCO), which the Company has assumed, the Company compensates SCO with a monthly fee of $12,500 and an annual grant of warrants (Note 4) to purchase 150,000 shares of Company common stock at an exercise price of $.01 for the term of the agreement for financial advisory services.  The Company recorded advisory service fees totaling $150,000 and $112,500 to SCO for the years ended April 30, 2007 and 2006, respectively. The Company recorded non-cash advisory service fees to SCO related to the warrant grants totaling $163,920 (Note 4) and $88,734 for the years ended April 30, 2007 and 2006, respectively.

The Company recorded board of director fees of $76,000 and $38,187 for the years ended April 30, 2007 and 2006, respectively.

Agreement with Related Party

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

6.	LEASES

          The lease on the Company’s London office space of approximately 500 sq. ft. for its United Kingdom operations is an operating lease which expired on May 16, 2007.  Lease expense for the years ended April 30, 2007 and 2006 were $22,370 and $26,724, respectively.

7.	INCOME TAXES

          The significant components of the Company’s income tax provision (benefit) at April 30, 2007 and April 30, 2006 are as follows:

	April 30, 2007	April 30, 2006

Current Taxes:
Federal	$—	$—
State	3,717	2,339
Foreign	—	—

Total	$3,717	$2,339

Deferred Taxes:
Federal	—	—
State	—	—
Foreign	—	—

Total	—	—

          The principal components of the Company’s deferred tax assets at April 30, 2007 and April 30, 2006 are as follows:

	April 30, 2007	April 30, 2006

US Net Operating Loss Carryforwards at statutory rate	$2,602,000	$1,107,000
UK Net Operating Loss Carryforwards at statutory rate	703,000	703,000

Total	3,305,000	1,810,000
Less Valuation Allowance	(3,305,000)	(1,810,000)

Net Deferred Tax assets	$—	$—

          A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rate to the loss before income taxes is as follows:

	April 30, 2007	April 30, 2006

Income tax (benefit) expense at statutory rate	$(2,549,000)	(1,701,000)
Non Deductible Expenses at statutory rate	1,050,000	335,000
Other	4,000	18,000
Change in valuation allowance at statutory rate	1,495,000	1,348,000

	$—	$—

          The Company has established a valuation allowance against its deferred tax asset, due to the uncertainty of the realization of the asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

          At April 30, 2007 and 2006, the Company had US net operating loss carryforwards of approximately $7,652,000 and $3,256,000 respectively, which may be available to offset future taxable income for tax purposes. These net operating loss carryforwards expire through 2026. At April 30, 2007 and 2006, the Company also had UK net operating loss carryforwards of approximately $2,696,000.

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

8.	STOCKHOLDERS’ TRANSACTIONS

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

          For the year ending April 30, 2004, the Company completed additional sales of 350,164 shares of common stock at approximately $1.23 for a total of $436,987. At the end of April 30, 2004, the amount remaining unpaid for all prior equity sales was $84,283 and was recorded as subscription receivable. The Company issued 22,233 shares of common stock at approximately $1.23 for the services of a consultant, for a total of $27,985. Of this total, $25,216 was recorded as deferred equity-based expense. During the year ended April 30, 2004, 146,007 issued shares were purchased by the President and Chief Executive Officer of the Company from an individual who had not paid for the shares. The fair value of these shares was determined as equal to the value at which shares were being sold to all other unaffiliated investors at the time of this share purchase. The Company recorded the difference between the purchase price and the fair value of the shares as compensation expense amounting to $181,371.

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

Stock-Based Compensation

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

          On April 13, 2007, the Company’s Board of Directors approved a merger agreement with Access Pharmaceuticals, Inc, as more fully described in Note 15. Under the terms of that agreement Access will not assume, or provide a substitute option, for any of the Company’s stock options.  Rather, all of the outstanding options to purchase Company common stock issued pursuant to the Company’s 2005 Equity Incentive Plan will be cancelled prior to the closing of the transaction in accordance with Section 11.3(d) of the Equity Incentive Plan. As a result, pursuant to the terms of Section 11.3(d) of the Equity Incentive Plan, the Company’s Board of Directors has resolved to: (i) allow the immediate and accelerated vesting of all of the options granted, and (ii) allowed the exercise of the option in whole or in part until May 31, 2007. Based on FAS 123(R), no incremental expense was recorded for these options with accelerated vesting as the fair value of the modified options was less than the fair value of the original options calculated immediately before the terms were modified. None of the options were exercised thru May 31, 2007. Additional expenses of $507,284 was due to the acceleration of the vesting.

          FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. Since May 1, 2003, the Company has used the Black-Scholes model to estimate the fair value of stock options granted. For the valuation of stock-based awards granted in the years ended April 30, 2007 and 2006, respectively, the Company used the following significant assumptions:

          Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the options, which is generally the same as the vesting period of the options. For all stock options, the Company amortizes the fair value on a straight-line basis over the service periods.

          Expected Term or Life. The expected term or life of stock options granted or stock purchase rights issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. To calculate the expected term, the Company used the total of one-half of the option term and one-half of the vesting periods.

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

          Expected Forfeitures. As stock-based compensation expense recognized in the consolidated statements of operations for year ended April 30, 2007 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for stock options granted for the year ended April 30, 2007 based upon historical forfeitures.

          Summary of Significant Assumptions of the Valuation of Stock-Based Awards. The weighted-average estimated fair value of stock options granted during the year ended April 30, 2007 and 2006 was $0.43 and $0.42 per share, respectively. The fair value for these stock options was estimated at the date of grant with the following weighted-average assumptions for the years ended April 30, 2007 and April 30, 2006, respectively:

	Year ended April 30,

	2007	2006

Expected volatility	80.17 to 81.38%	101.80%
Weighted-average volatility	80.41%	101.80%
Expected dividend yield	0%	0%
Expected term in years	6.0	6.0 to 7.0
Risk-free interest rate	4.8% to 5.1%	4.1% to 4.6%

          During the years ended April 30, 2007 and 2006, the Company recognized compensation costs related to stock options of $739,000 and $300,615, respectively.

          The following table summarizes activity for stock options issued to employees, consultants and directors for the years ended April 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2005	2,204,701	$1.23	7.6	$44,094
Granted	1,781,170	0.60
Exercised	—
Forfeited	(160,622)	1.23
Expired	—

Outstanding at April 30, 2006	3,825,249	0.94	7.9	$65,696
Granted	122,500	0.60
Exercised	—
Forfeited	(339,417)	0.60
Expired	(125,169)	1.15

Outstanding at April 30, 2007	3,483,163	$0.95	0.1	$1,040,399

Exercisable at April 30, 2007	3,483,163	$0.95	0.1	$1,040,399

          The aggregate intrinsic value represents the difference between the stock price on the last day of the fiscal year, April 30, 2007, which was $1.25, and the exercise price multiplied by the number of options outstanding.

          The following table summarizes information about non-vested Company stock options as of April 30, 2007 (unaudited):

	Shares	Weighted Average Grant Date Fair Value

Non-vested at April 30, 2006	1,849,128	$0.43
Granted	122,500	$0.43
Vested	(1,632,211)	$0.48
Forfeited	(339,417)	$0.18

Non-vested at April 30, 2007	-0-

Stock Warrants

          Through the year ended April 30, 2005, the Company issued no warrants. During the year ended April 30, 2006, the Company issued warrants to non-employees to purchase up to 6,952,838 common shares over periods ranging from 5 to 7 years at prices ranging from $0.01 to $2.25. Included in the warrants issued were warrants to a non-employee to purchase up to 9,987 common shares over a five year period at a price of $2.25. In the year ended April 30, 2007, the Company issued warrants to non-employees to purchase up to 150,000 common shares over a period of six years at a price of $.01 (Note 4). In accordance with EITF 96-18, the Company determined that the fair value of the equity instrument issued was more reliably measured because it was difficult to determine the value of the services performed. In accordance with FASB Statement No. 123R, the Company has expensed the fair value of all the warrants issued during the year. The fair value was estimated using the Black-Scholes valuation method. The assumptions utilized in the valuation model were a dividend yield of zero, volatility factors ranging from 76.5 to 97.2%, the risk-free interest rates prevailing at the warrant issuance dates, which ranged from 4.1 to 4.9%, and expected warrant lives ranging from 2.5 to 3.5 years. The fair market value of the warrants used in the Black-Scholes valuation model was equal to the most recent value at which shares were being sold to unaffiliated investors.

          The following table summarizes the activity for warrants issued during the years ended April 30, 2007 and 2006.

	Shares	Wtd. Avg. Exercise Price

Outstanding April 30, 2005	—
Granted	6,952,838	$.62
Exercised	—
Forfeited	—
Expired	—

Outstanding April 30, 2006	6,952,838	$.62

Granted	150,000	$.01
Exercised	—
Forfeited	—
Expired	—

Outstanding April 30, 2007	7,102,838	$.61

          The following table summarizes information about warrants outstanding as of April 30, 2007:

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Wtd. Avg Remaining Contr. Life	Wtd. Avg Exercise Price	Number Exercisable	Wtd. Avg Exercise Price

$ 0.01	1,166,534	5.8 years	$0.01	1,166,534	$0.01
$ 0.60	987,720	4.8 years	$0.60	987,720	$0.60
$ 0.75	4,938,597	4.8 years	$0.75	4,938,597	$0.75
$ 2.25	9,987	3.1 years	$2.25	9,987	$2.25

9.	SHARE EXCHANGE AGREEMENT AND PLAN OF MERGER AGREEMENT

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

          On August 24, 2005, the name of BOPI was changed to Somanta Incorporated (“SI”).

          On September 7, 2005, SI entered into a letter of intent to effect a merger with Hibshman Optical Corp (“Hibshman”), a New Jersey corporation, and a public reporting company that did not have a market for its common stock. Hibshman was formed in 1991 under the name PRS Sub I, Inc., as a subsidiary of People Ridesharing Systems, Inc. (“PRS”), a public corporation that had filed for Bankruptcy in 1989. In March 1992, the name of PRS Sub I was changed to Service Lube, Inc., in anticipation of becoming an operating business. In April 1992 the name was changed to Fianza Commercial Corp. Again in April 1992 the name was changed to Hibshman. Hibshman never had an operating business, its stock never traded publicly, and its shareholders never received stock certificates.

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

10.	CONVERTIBLE NOTE

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

          In addition, for each $50,000 borrowed on the additional $250,000 line of credit, the Company agreed to issue a six-year warrant to purchase 173,307 shares of common stock in the amount of 1% of the Company’s fully diluted common shares outstanding at an exercise price of $0.01 per share. SI has drawn an additional $250,000 under this arrangement, for a total amount outstanding of $1,250,000 and has issued warrants to purchase a total of 866,534 shares of common stock to SCO. These warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share at the issuance date and re-measured at $0.59 as of April 30, 2006. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance and 4.95% at April 30, 2006, volatility factors of 97.24% at the issuance and 76.63% at April 30, 2006, calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. None of these warrants have been exercised as of April 30, 2007.

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

11.	PRIVATE PLACEMENT

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

          The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share at the issuance date.  The warrants expire on January 31, 2012. None of the warrants have been exercised as of April 30, 2007.

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

          The Series A Preferred has been classified as equity, as the Series A Preferred stock is not redeemable. In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, the Company has determined that the Series A Preferred had a beneficial conversion feature of $1,522,317 as of the date of issuance. As such, the Company recorded a non-cash deemed dividend of $1,522,317 resulting from the difference between the conversion price determined after allocation of the full fair value of the warrants of $0.41 at the issuance date, revalued at $0.78 as of April 30, 2007, and the fair value of common stock of $0.60. The carrying value of the Series A Preferred of $5,926,318 was recorded net of the deemed dividend of $1,522,317 and a discount of $2,048,531 at the issuance date. The change in fair value of the warrants was recorded as other income in the consolidated statement of operations for the year ended April 30, 2007.

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

          The Company also issued six year warrants to its placement agent to purchase 987,720 common shares at $0.60 per share to SCO Securities LLC, as part of the success fees of 10% of the aggregate value of the transaction at sales price of common stock. These warrants are immediately exercisable upon issuance. The fair value of these warrants at the date of issuance was estimated to be $0.44 per share and revalued at $0.41 as of April 30, 2006 and has been recorded as issuance costs and offset against the proceeds of the Series A Preferred. On February 27, 2007, the Company issued a six year warrant to SCO Financial Group to purchase 150,000 common shares at $.01 per share.

          The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at April 30, 2007 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.5% at the issuance date and 4.6% on April 30, 2007, no dividend yield, volatility factors of 81.89% to 97.24% at the issuance date and 50.89% to 60.56% at April 30, 2007, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 3 years and 3.5 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share at the issuance date, as negotiated between the Company and unaffiliated third party Series A investors, and $1.25 on April 30, 2007. The change in fair value of the warrants for the year ended April 30, 2007 of $2,931,118 was reported in other expense and disclosed in the financial statements.

          The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19 as described in Note 4 for the years ended April 30, 2007.

          The fair value of the warrants was reassessed at the end of the fiscal year 2007 with changes in fair value recorded in other income (expense) and disclosed in the financial statements.

          The holders of the Series A Preferred Stock are entitled to receive, when, if and as declared by the Board, dividends at 8% per annum cumulative from the date of issuance of the shares of Preferred Stock. The board did not declare the dividends as of April 30 2007. Therefore, a dividend of $589,708 and $115,604 for the year ended April 30, 2007 and 2006, respectively,   on the Preferred Stock has not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of net loss per share.

12.	SECURED NOTE

          On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access Pharmaceuticals, Inc. (“Access”). Under the terms of the Loan Documents, Access initially loaned the Company $33,462. Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of August 18, 2007 between the Company and Access.

13.	COMMITMENTS—EMPLOYMENT AND CONSULTING AGREEMENTS

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

          The Company’s former CFO resigned in August 2005, in connection with the closing of the share exchange agreement with Bridge Oncology. In January 2006, he entered into a consulting arrangement with the Company under which he is paid $5,000 per month retroactive to June 2005. Effective June 1, 2006, the former CFO agreed to modify his consulting arrangement to provide his services for $100 per hour in lieu of a fixed retainer and was granted options to acquire 25,000 of the Company’s common stock at $.60 per share vesting quarterly over twenty four months.  Those options expired as of May 31, 2007.

14.	SIGNIFICANT CONTRACTS AND LICENSES

IN-LICENSING AGREEMENTS

De Montfort University

          In November 2001, the Company entered into a Patent and Know-how Assignment and License Agreement with De Montfort University of Leicester, England, pursuant to which De Montfort University agreed to assign to the Company the key patent related to chloroethylaminoanthraquinone, a cytotoxic small molecule and to exclusively license to the Company certain know-how related to this molecule for use in field of the treatment of cancer. In March 2003, the Company amended and restated that agreement to extend the time period in which the assignment and license would be triggered. In October 2005, De Montfort University formally assigned the patent that covers the molecule to the Company. Pursuant to the agreement with De Montfort University, the Company paid De Montfort an initial assignment fee of

$42,815 in March 2004 and issued 219,010 shares of common stock to De Montfort valued at $4,677 in December 2001. The Company is not obligated to make any royalty payments to De Montfort based on the sale of any product that is based on this small molecule, but it is obligated to pay De Montfort certain milestone payments based on the achievement of agreed upon clinical milestones. If the Company successfully achieves each of these milestones, it would be obligated to pay De Montfort a total aggregate amount of milestone payments of GBP 250,000, or approximately $500,000. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. The Company has the right to terminate its agreement with De Montfort on 90 days advance notice, and either party has the right to terminate the agreement for breach by the other party upon 90 days advance notice (60 days for payment failures), if such breach is not cured within the notice period.

Immunodex, Inc.

On January 25, 2002, the Company entered into a Patent Know-How and License Option Agreement with Immunorex, Inc. (later renamed Immunodex, Inc.) giving it a worldwide, exclusive sublicense, with the right to further sublicense, to all human radioimmunotherapy applications of certain patents on BrE3 and Mc3 monoclonal antibodies for use in breast cancer and other types of cancer. Pursuant to this agreement, the Company paid Immunodex an initial license fee of $10,000 and sold 292,012 shares of common stock to Immunodex for $5,638. On August 16, 2005, the Company entered into a Patent and Know-how Exclusive Sublicense Agreement with Immunodex, Inc. which had essentially the same terms and conditions as the 2002 agreement and which superseded that agreement. It also superseded prior agreements dated March 1, 2002 and September 17, 2002 related to the same subject matter. Pursuant to this August 2005 agreement, the Company paid Immunodex an initial license fee of $300,000. In addition, the Company is obligated to pay Immunodex $150,000 upon the delivery by Immunodex of each cell line that is necessary to manufacture each of the BrE3 and Mc3 monoclonal antibodies. The Company is further obligated to pay Immunodex annual license maintenance fees and all costs and expenses associated with the prosecution and maintenance of each of the patents licensed to the Company under the agreement. The Company’s obligation to pay this fee is reduced at such time as it begins to sell a product based on either of the antibodies, and terminates in its entirety at such time as the Company is selling products based on both antibodies. As noted below, on November 3, 2006 we terminated our license with respect on one of the monoclonal antibodies (huBrE-3 mAb), and continue to develop on Angiolix.

          Assuming that we begin to sell products based on Angiolix fifteen (15) years after the date of the August 2005 agreement, or August 2020, which is our anticipated development timetable, we would have to pay to Immunodex an additional $2,600,000 in maintenance fees during that time period. In addition, we are obligated to pay Immunodex a royalty based on the net sales, if any, of products based on Angiolix. Further, we are obligated to develop Angiolix on an agreed upon timetable. If we fail to achieve any of the agreed upon clinical development and regulatory milestones, Immunodex would then have the right to terminate the August 2005 agreement, and if such a termination occurs, we would be obligated to pay Immunodex a termination fee of up to $500,000. We are also entitled to terminate the agreement with respect to Angiolix upon ninety (90) days advance notice to Immunodex. If we do so without cause, we would also be required to pay a termination fee of up to $500,000. Notwithstanding the foregoing, we do not have to pay a termination fee with respect to Angiolix if the agreement is terminated due to: (i) negative results of toxicity testing for the applicable drug candidate that the FDA indicates would preclude further testing of such drug candidate, (ii) a third party being granted orphan drug status by the FDA for a drug that would preclude us from receiving orphan drug status with respect to the applicable drug candidate, or (iii) our inability to achieve commercially viable yields with respect to the manufacture of the applicable drug candidate.

          If we sublicense our rights with respect to Angiolix, we would be obligated to pay to Immunodex a sublicensing fee not to exceed $1,000,000 for each such sublicense granted based on payments received from each such sublicensee.

          The term of the August 2005 agreement expires on the latter to occur of: (i) the expiration of the last to expire licensed patent, or (ii) fifteen (15) years after the first commercial sale of a product covered by the licensed patents. The August 2005 agreement superseded prior agreements with Immunodex dated January 25, 2002, March 1, 2002 and September 17, 2002, in each case related to the same subject matter.

          In February 2006, the Company made a deposit of $150,000 into an escrow account pursuant to the agreement. This amount was released on November 7, 2006.

          Effective November 3, 2006, the Company entered into a Side Amendment to Patent and Know-how Exclusive Sublicense Agreement with Immunodex and the Cancer Research Institute of Contra Costa (“CRICC”) (the “Side Amendment”). Pursuant to the Side Amendment, the Company has agreed with Immunodex and CRICC to reduce the amount of the annual maintenance fee under the License Agreement from $250,000 to $200,000 and to defer the annual maintenance fee that was due in August 2006 until the earlier of (i) the closing of a fundraising resulting in gross proceeds to us of at least $5,000,000, or (ii) January 31, 2007 (the “2006 Annual Maintenance Fee”). If the Company is unable to timely pay the 2006 Annual Maintenance Fee, the annual maintenance fee due under the License Agreement would revert to $250,000.

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

On November 8, 2006, the Company made application to the National Institutes of Health for a non-exclusive license to certain patents held by NIH related to the humanization of Angiolix (huMc-3 mAb).  On December 5, 2006 NIH provided the Company with proposed terms for a non-exclusive license. On May 15, 2007, the NIH terminated Somanta’s non-exclusive license application since Somanta had not accepted the terms and had not executed the proposed license agreement.

The School of Pharmacy, University of London (SOP)

          In March 2004, the Company entered into a Patent and Know-how Assignment and License Option Agreement with The School of Pharmacy, University of London. The Agreement granted to the Company an option to acquire the rights to the key patent application related to di-N-oxides of chloroethylaminoanthraquinone as a bioreductive prodrug and an exclusive worldwide license to the related know-how for development and commercialization in the field of the treatment of cancer. Pursuant to this agreement, the Company paid an initial option fee of $44,575 and issued 131,505 shares of common stock valued at $2,630 to The School of Pharmacy. In September 2005, The School of Pharmacy formally assigned to the Company the rights to the key patent application and the relevant know-how in the field of the treatment of cancer. The Agreement obligate the Company to pay The School of Pharmacy certain milestone payments based on the achievement of agreed upon clinical milestones with respect to the prodrug. If the Company successfully achieve each of these milestones, it would be obligated to pay The School of Pharmacy a total aggregate amount of milestone payments of GBP 275,000, or approximately $550,000. The Company is obligated to use its commercial best efforts to achieve these agreed upon clinical milestones. If the Company fails to achieve any of these agreed upon clinical milestones, The School of Pharmacy would have the right to terminate the know-how license under the agreement. In addition, the Company is obligated to pay The School of Pharmacy a royalty on net sales, if any, of products based on the prodrug. The Company has the right to terminate the agreement with the The School of Pharmacy on 90 days advance notice, and either party has the right to terminate the agreement for breach by the other party upon 90 days advance notice (60 days for payment failures), if such breach is not cured within the notice period. In February, 2006, SOP waived the condition in the agreement that the Company assign the patent back to SOP if the Company was unable to complete a substantial funding by December 31, 2005.

Virium Pharmaceuticals, Inc. (Virium)

          In February 2005, Bridge Oncology Products, Inc. (BOPI), entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc. covering the worldwide rights, excluding the United States and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. BOPI paid an upfront license fee of $50,000. As a result of the exchange agreement with BOPI, the Company has succeeded to the rights and obligations under this Agreement. The Company’s single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc., and the companies share a common director.

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

          On October 20, 2006, NIH conditionally consented to the sublicense to the Company. However, the NIH conditions include an amendment to the Virium license to reflect an updated Virium development plan and milestones, the payment of $216,971 in past due patent expenses and the payment of a $5,000 sublicense royalty. Based on the information provided by NIH, it appears that about $200,000 relates to foreign patent expenses for calendar 2005 which would be the Company’s responsibility under its license agreement with Virium. Of that amount, approximately $12,000 relates to foreign patent maintenance fees and $197,000 largely relates to foreign patent legal expenses.  Somanta accrued an additional approximately $38,700 as patent annuity and legal expense for the year ended April 30, 2007. Virium advised Somanta that they satisfied two of the three conditions to obtaining final NIH approval for Somanta’s sublicense. Virium is in the process of negotiating an installment payment plan with respect to the past due patent expenses.

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

          Effective November 3, 2006, the Company entered into a Side Amendment to Patent and Know-how Exclusive Sublicense Agreement with Immunodex and the Cancer Research Institute of Contra Costa (“CRICC”) (the “Side Amendment”). Pursuant to the Side Amendment, the Company elected to terminate the License Agreement with respect to huBrE-3 mAb product candidate. As a result, the Company has terminated all development activities with respect to huBrE-3 mAb and returned the related cell lines to Immunodex. In connection therewith, the Company has terminated its financial support of the clinical trial currently being conducted at New York University with respect to huBrE-3 mAB (the “huBrE-3 mAb Clinical Trial”). The Company has agreed to pay a total of $31,400 to CRICC for the two patients that were dosed in the huBrE-3 mAb Clinical Trial, which amount shall become due and payable at the time the Company becomes obligated to make the 2006 Annual Maintenance Fee payment.

University of Bradford (“UoB”)

          On March 1, 2006, the Company entered into an agreement with the University of Bradford, Leeds, United Kingdom for the Company to fund a two-year research and development project staffed by UoB scientists to evaluate di-N-oxides of chloroethylaminoanthraquinones as a bioreductive prodrug and to evaluate and provide data on chloroethylaminoanthraquinones to support the requirements to initial clinical trials. The Company paid $84,835 and accrued $180,000 for project costs based on this agreement as of April 30, 2007. In May 2007, UoB threaten suit for non-payment of the amounts owed.

Imperial College of Science, Technology and Medicine (“Imperial College”)

          On July 27, 2006, the Company entered into an agreement with Imperial College and a post-graduate student for the Company to fund a three-year pre-clinical research project staffed by Imperial College scientists to evaluate Angiolix (huMc-3 mAb) for anti-vascular cancer therapy. The Company has accrued $10,000 for the project costs in the year ended April 30, 2007.

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

15.	Merger Agreement

On April 18, 2007, the Company, Somanta Incorporated, a wholly-owned subsidiary of the Company and Somanta Limited,  a wholly-owned subsidiary of Somanta Incorporated, and Access Pharmaceuticals, Inc. (“Access”) and Somanta Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Access and a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Somanta, with Somanta continuing as the surviving corporation and becoming a wholly-owned subsidiary of Access (the “Merger”). In addition, Access has received voting agreements with certain executive officers, directors and affiliates of Somanta representing approximately 81% of Somanta’s outstanding common and approximately 60% of its outstanding preferred shares under which the parties, subject to certain limited exceptions, have granted an irrevocable proxy to Access to vote their shares in favor of the merger.

In connection with the Merger, all of Somanta’s common stock that is outstanding at the effective time of the Merger (the “Effective Time”) will be converted into 500,000 shares of Access common stock. No fractional shares of Access common stock will be issued as a result of the Merger. In addition, all of Somanta’s preferred stock, including accrued and unpaid dividends, that is outstanding at the Effective Time of the Merger will be converted into 1,000,000 shares of Access’ common stock. No shares of Access preferred stock will be issued as a result of the Merger.

As of April 18, 2007, there were (i) 15,459,137 shares of Somanta’s common stock outstanding, including 1,166,534 shares issuable upon the exercise of warrants that are expected to be exercised prior to the Effective Time, and (ii) 591.6 shares of Somanta’s preferred stock outstanding. Also as of April 18, 2007, there were outstanding warrants to purchase 5,936,304 shares of Somanta’s common stock that are not expected to be exercised prior to the Effective Time and are expected to be converted into warrants to purchase approximately 192,000 shares of Access’ common stock (subject to adjustment as provided in the Merger Agreement).

The completion of the Merger is subject to various conditions to closing, including, without limitation, obtaining the approval of the Somanta stockholders. The Merger is intended to qualify as reorganization for federal income tax purposes.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “Principal Executive Officer”) and our acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and CFO concluded that as of April 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and acting CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

          There were no significant changes made in our internal controls over financial reporting during the year ended April 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

          None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

DESCRIPTION OF OUR CURRENT BOARD

The following are the directors of the Company:

Name of Director	Age	Director Since

Terrance J. Bruggeman	60	January 2005
Jeffrey B. Davis	44	August 2005
Agamemnon A. Epenetos	57	April 2001
John R. Gibson	57	May 2005
Kathleen H. Van Sleen	47	August 2005

Terrance J. Bruggeman

          Mr. Bruggeman was the Executive Chairman and a director of Somanta Limited from January 2005 through August 2005. Mr. Bruggeman was the Executive Chairman and a director of Somanta Incorporated from August 2005 through January 2006. In January 2006, Mr. Bruggeman became our Executive Chairman and a director. From 2002 to 2005, Mr. Bruggeman was Chairman, President and Chief Executive Officer of Aspetuck Capital Partners, Inc., a strategic consulting and interim management firm focused on development stage business. He was President and Chief Executive Officer of SureBeam Corporation, supplier of electron beam food safety systems from 2003 to 2004 (SureBeam filed for Chapter 7 liquidation in January, 2004) Mr. Bruggeman is an Advisor Director of Amen Clinics, Inc and an Adviser Director at the College of Business, California State University, San Marcos. Mr. Bruggeman is a member of the Board of Directors of the Burnham Institute for Medical Research, BIOCOM and The Lincoln Park Zoological Society. Mr. Bruggeman has his BA from the University of Notre Dame and attended the MBA program at the University of Chicago. Mr. Bruggeman is not “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards because Mr. Bruggeman is currently employed by the Company as our Executive Chairman and Chief Financial Officer.

Jeffrey B. Davis

          Mr. Davis became a director of Somanta Incorporated in August 2005. Mr. Davis became a director of ours in January 2006 and serves as Chair of our compensation committee and as a member of our audit committee. Since 1997, Mr. Davis has been President of SCO Financial Group LLC and SCO Securities LLC. SCO is a life sciences merchant banking group. Mr. Davis is a member of the Board of Directors of Virium Pharmaceuticals, Inc., MacroChem Corporation, Uluru Inc. and Access Pharmaceuticals, Inc. Mr. Davis has a BS from Boston University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Davis is a director of Virium Pharmaceuticals, Inc. which has sublicensed rights to co-develop PB to us, and he is a principal of SCO Securities LLC, which provides certain financial advisory services to us. Mr. Davis is not “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards because Mr. Davis is affiliated with our principal stockholder, SCO Capital Partners, LLC.

Agamemnon A. Epenetos

          Professor Epenetos is our founder and has been our Chief Executive Officer and a director since April 2001 and President since September 2005. From 1990 to 2001 he was Chairman (1990-1996) and Chief Scientific Officer (1997-2001) of Antisoma plc, a biotechnology company focused on the development of oncology drugs.

          Professor Epenetos is a member of the Board of Directors and Chairman of Alexis Biotech Ltd, Trojantec Ltd., and Lifeline Biotech Ltd.  He is a medical oncologist at St. Bartholomew’s Hospital and a consultant in clinical oncology at The Harley Street Cancer Clinic. He is a visiting Professor at Imperial College and the School of Pharmacy, University of London. Professor Epenetos holds a medical degree (MB, ChB) from Glasgow University and a PhD from University College London.  Dr. Epenetos is currently a practicing medical oncologist in the National Health Service in the United Kingdom. His practice is limited to one half day per week and this does not now, and we have no reason to believe that it will in the future, interfere with his responsibilities as our Chief Executive Officer. Dr Epenetos is not “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards because Dr. Epenetos is currently employed by the Company as our President and Chief Executive Officer.

John R. Gibson

          Dr. Gibson was a director of Somanta Limited from May 2005 through August 2005. In August 2005, Dr. Gibson became a director of Somanta Incorporated. In January 2006, Dr. Gibson became a director of ours and serves as a member of our compensation and corporate governance and nominating committees. Dr. Gibson has been Senior Vice President, Global Development for Allergan, Inc., a leading pharmaceutical company, since 1993. Dr. Gibson is a member of the Board of Directors of the British American Business Council, Orange County. Dr. Gibson holds his medical degree (MB, ChB) from Glasgow University. Dr. Gibson is “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards.

Kathleen H. Van Sleen

          Ms. Van Sleen was a director of Somanta Incorporated from August 2005 through January 2006. Ms. Van Sleen became a director of ours in January 2006 and is Chairman of our audit committee and a member of our corporate governance and nominating and compensation committees. Since 2005, Ms. Van Sleen has been part owner and a senior member of management of REventures Operating Co., Inc., a real estate development and management company, and was previously Vice President Finance for NuVida Ventures, LLC, a real estate investment firm. From 1999 to 2005, Ms. Van Sleen served as interim Chief Financial Officer for a number of emerging growth companies. From 1996 to 1999, she was Senior Vice President-Finance and Administration, Chief Financial Officer of Diversa Corporation, an entity discovering, developing and optimizing novel enzymes and other bioactive compounds for use in industrial agricultural and pharmaceutical application. Ms. Van Sleen holds a BS from George Mason University, an MBA from Marymount University and an MA from Alliant International University. Ms. Van Sleen is “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards.

Former Director

Michael R. D. Ashton

          Mr. Ashton was a director of ours from September 2004 to December 2006 and served as the Chairman of the corporate governance and nominating committee and is a member of the audit and compensation committees. From 1998 through March 2006, Mr. Ashton was the Chief Executive Officer of SkyePharma PLC, an international drug delivery company, based in England. He is a member of the Board of Directors of Astralis Ltd., Transition Therapeutics, Inc., and Vital Living Inc. Mr. Ashton has a Bachelor of Pharmacy from Sydney University and a MBA from Rutgers University. Mr. Ashton was “independent” pursuant to the definition in Rule 4200(a)(15) of the NASD listing standards

Board of Directors and Committees of the Board of Directors

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

Audit Committee

          Our Board of Directors established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are Kathleen H. Van Sleen, Chair, and Jeffrey B. Davis.  Ms. Van Sleen is our audit committee financial expert.  Ms. Van Sleen is “independent” pursuant to the definition of Rule 4200(a)(15) of the National Association of Securities Dealers Listed Company Manual.

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

Corporate Governance and Nominating Committee

          The members of our corporate governance and nominating committee are John R. Gibson and Kathleen H. Van Sleen.

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

Compensation Committee

          The members of our compensation committee are Jeffrey B. Davis, Chair, John R. Gibson and Kathleen H. Van Sleen.

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

Code of Ethics

          Our Board has adopted a Code of Business Conduct and Ethics related to and governing the conduct of all of our officers, directors and employees, and a Code of Ethics for Chief Executive Officer and Senior Financial Officers, governing additional conduct of our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Chief Executive Officer and Senior Financial Officers are avaliable on our website at “www.somanta.com” in the “Corporate Governance” section under the heading “Invertor Relations.”

MANAGEMENT

The following are the executive officers of the Company:

Name	Age	Position

Terrance J. Bruggeman	60	Executive Chairman and acting Chief Financial Officer, Treasurer and Secretary
Agamemnon A. Epenetos	58	Chief Executive Officer and President

Terrance J. Bruggeman, Executive Chairman and acting Chief Financial Officer, Treasurer and Secretary

          See, “DESCRIPTION OF OUR CURRENT BOARD” for additional biographical information on Mr. Bruggeman.

Agamemnon A. Epenetos, Chief Executive Officer and President

          See, “DESCRIPTION OF OUR CURRENT BOARD” for additional biographical information on Dr. Epenetos.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities.  Directors, executive officers and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms that we received, we believe that all reporting requirements under Section 16(a) for the fiscal year ended April 30, 2007 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners.

ITEM 10.	EXECUTIVE COMPENSATION

          Since September 2005, the compensation payable to our executive officers has been established by the compensation committee, no member of which is or has been an executive officer of ours.  The following table sets forth a summary of the compensation paid during the last  fiscal year to our executive officers serving as during the fiscal year ended April 30, 2007 for services rendered to us during such period and whose salaries plus bonus exceeded $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Agamemnon A. Epenetos Chief Executive Officer, President and Director	2007	$275,000	(3)	—	—	—	—	—	$3,235 (2)	$93,424
Terrance J. Bruggeman Executive Chairman and Director	2007	$248,000	(4)	—	—	—	—	—	—	$72,333
David W. Kramer Former Chief Financial Officer, Secretary and Treasurer (1)	2007	$41,346		—	—	—	—	—	—	$41,346

(1)	Mr. Kramer was the Chief Financial Officer, Secretary and Treasurer through June 2006.
(2)	The Company paid Dr. Epenetos health insurance premiums.
(3)	Dr. Epenetos deferred $232,900 of his salary during the fiscal year ended April 30, 2007 and will be paid such deferral at the closing of the merger with Access.
(4)	Mr. Bruggeman deferred $182,700 of his salary during the fiscal year ended April 30, 2007 and will be paid such deferral at the closing of the merger with Access.

Employment Agreements

          In January 2006, the Company entered into employment agreements with the Company’s President and Chief Executive Officer (“CEO”), and with the Company’s Executive Chairman, for one year terms. These agreements were automatically renewed for an additional one year term on January 31, 2007. Under these agreements, the President and Executive Chairman are to be paid annual base salaries of $275,000 and $248,000, respectively. Both officers are eligible to receive annual bonuses and additional stock option grants at the discretion of the Company’s board of directors. In July 2006, the Company’s CEO and Executive Chairman agreed to defer 50% of their base salaries until the completion of the Company’s next fund raising at which time the deferred amounts would be repaid and the deferrals would cease. Effective October 1, 2006, the Company’s CEO and Executive Chairman agreed to defer 100% of their base salaries until the completion of the Company’s next fund raising, or the completion of a merger or other consolidation with another company, at which time the deferred amounts would be repaid and the deferrals would cease. Effective June 30, 2006, our Executive Chairman was appointed by our Board to be our Chief Financial Officer, Secretary and Treasurer.

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

Option Grants and Exercised in Last Fiscal Year

          No options to purchase shares of common stock granted or exercised during the fiscal year ended April 30, 2007 to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Agamemnon A. Epenetos	625,000 (625,000)	625,000(0)	—	$0.60	11/29/2015
Terrance J. Bruggeman	438,018(438,018)	438,018(0)	—	$1.23	12/1/2014
	475,000(475,000)	475,000(0)	—	$0.60	11/30/2015
	100,320(100,320)	100,320(0)	—	$0.60	11/7/2015
David W. Kramer	101,668(101,668)	101,668(0)	—	$0.60	6/30/2007

DIRECTOR COMPENSATION

          The following table sets forth information regarding the compensation received by each of our directors during 2007:

Name	Fee Earned or Paid in Cash ($)(2)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Ashton(1)	$8,000	(2)	$—	$9,433	$—	$—	$—	$17,433
Jeffrey Davis	$22,000	(2)	$—	$9,433	$—	$—	$—	$31,433
John Gibson	$24,000	(2)	$—	$7,546	$—	$—	$—	$31,546
Kathleen Van Sleen	$22,000	(2)	$—	$10,376	$—	$—	$—	$32,376

(1)	Mr. Ashton resigned as a director in December 2006.
(2)	All cash fees were deferred during the fiscal year and will be paid at the closing of the merger with Access.

          Our directors who are not full-time employees are entitled to receive a fee of $2,000 per meeting, including committee meetings that they attend, plus reasonable out of pocket expenses.  In addition, beginning in September 2005, the non-employee directors receive an initial stock option to purchase 25,000 shares of our common stock and an annual award of an option to purchase an additional 20,000 shares of common stock.  Further, the Chair of our audit committee is granted an additional option to purchase 7,500 shares of our common stock each year, and the Chair of the compensation committee and the Chair of the corporate governance and nominating committee are each granted an additional option to purchase 5,000 shares our common stock each year. All director option grants vest quarterly over two years.

          In November 2005, we granted options to purchase:  (i) 27,500 shares of our common stock to Jeffrey B. Davis, and (ii) 30,000 shares of our common stock to Kathleen Van Sleen in accordance with the foregoing policy.  Each such option vests over a period of two years and has an exercise price of $0.60.

          In September 2006, consistent with the policy previously adopted for the grant of annual stock awards to our directors who are not full time employees, we granted an aggregate of 122,500 options on our common stock at $.60 per hare vesting quarterly over two years. We granted options to purchase: (i) 25,000 shares of our common stock to Jeffrey B. Davis; (ii) 20,000 shares of our common stock to John R. Gibson; and (iii) 27,500 shares of our common stock to Kathleen H. Van Sleen.

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

Service Agreements

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

          The agreement with Mr. Bower was amended in April 2006 to include GTE Consultancy Limited, a company organized under the laws of United Kingdom and owned by Mr. Bower, as the service provider pursuant to the agreement. With the approval of the Company’s board of directors, both Dr. Porto and Mr. Bower may also be granted cash bonuses and stock options in the future. In July 2006, Pharma Consultancy Limited and GTE Consultancy Limited amended their agreements to reduce, effective September 1, 2006, and their consulting services to the Company by 33%, which in turn, will reduce the Company’s payments by approximately $91,000 and $51,000, respectively, on an annualized basis. Both agreements expired by their terms on December 31, 2006 and were not renewed.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          As of June 28, 2007, we had 14,292,603 shares of common stock issued and outstanding. The following table sets forth as of June 28, 2007, the number of shares of common stock owned of record and beneficially by our current executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company and by current officers and directors as a group.  On April 13, 2007, the Company’s Board of Directors approved a merger agreement with Access Pharmaceuticals, Inc, more fully described in Note 15. Under the terms of that agreement Access will not assume, or provide a substitute option, for any of the Company’s stock options.  Rather, all of the outstanding options to purchase Company common stock issued pursuant to the Company’s 2005 Equity Incentive Plan will be cancelled prior to the closing of the transaction in accordance with Section 11.3(d) of the Equity Incentive Plan. As a result, pursuant to the terms of Section 11.3(d) of the Equity Incentive Plan, the Company’s Board of Directors has resolved to: (i) allow the immediate and accelerated vesting of all of the options granted, and (ii) allowed the exercise of the option in whole or in part until May 31, 2007. Since the value of the Access stock to be exchanged for the Somanta stock is less than the exercise price of the options, the options expired and were not exercised. Therefore, any options have been excluded from this table.

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

Class	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned

Executive Officers and Directors:
Common	Agamemnon A. Epenetos 80 Harley Street, London, England	—(1)	*
Common	Terrance J. Bruggeman 19200 Von Karman Ave, Suite 400, Irvine, CA	—	*
Common	Jeffrey B. Davis	1,609,044(2)	10.94%
Preferred	33 Tall Oak Drive, Summit, NJ	25	4.23%
Common	John R. Gibson 19200 Von Karman Ave, Suite 400, Irvine, CA	98,554(3)	.69%
Common	Kathleen H. Van Sleen 19200 Von Karman Ave, Suite 400, Irvine, CA	—	*
Common	All Officers & Directors as a Group (5 persons)	1,707,606	11.62%
5% Stockholders:
Common	Walbrook Trustees (Jersey Ltd. REK33) PO Box 248, Lord Coutanche House, 66-68 Esplanade St. Helier, Jersey JE4 5PS, Channel Islands	3,869,152(4)	27.07%
Common	SCO Capital Partners LLC	15,691,785(5)	65.47%
Preferred	1285 Avenue of the Americans, 35th Floor, New York, NY	328.6318	55.55%
Common	Alpha Capital AG	1,000,000(6)	6.40%
Preferred	Pradafant 7 Furestentums 9490, Vaduz, Liechtenstein	40	6.76%
Common	Whalehaven Capital Fund Limited	1,875,000(7)	12.46%
Preferred	14 Par-La-Ville Road, 3rd Floor, Hamilton HM08 Bermuda	74	12.51%
Common	XMark Opportunity Fund Ltd.	2,500,000(8)	16.53%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100(9)	16.90%

Common	XMark Opportunity Fund, L.P.	2,500,000(8)	16.53%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100(9)	16.90%
Common	XMark JV Investment Partners, LLC	2,500,000(8)	16.53%
Preferred	301 Tresser Blvd., Suite 1320, Stamford, CT	100(9)	16.90%

*	less than 1%

(1)

Dr. Epenetos is a beneficiary of Walbrook Trustees (Jersey Ltd. REK33) (“Walbrook Trustees”), PO Box 248, Lord Coutanche House, 66-68 Esplanade St. Helier, Jersey JE4 5PS, Channel Islands.  Walbrook Trustees holds 3,869,152 shares of our common stock; however, Dr. Epenetos has no voting or dispositive power with respect to such shares.

(2)

Consists of (i) 786,500 shares of our common stock held by Lake End Capital, LLC (“Lake End”); (ii)  25 shares of Series A Convertible Preferred Stock, with such shares of Series A Convertible Preferred Stock being initially convertible into 416,667 shares of our common stock, held by Lake End; (iii)  an immediately exercisable Series A Warrant to purchase 208,333 shares of our common stock at $0.75 per share, held by Lake End; and (iv) a PA Warrant to purchase 197,544 shares of our common stock at $0.60 per share assigned to Lake End by SCO Securities, LLC.   Pursuant to the terms of the Certificate of Designations for the Series A Convertible Preferred Stock, the number of shares of our common stock that may be acquired on less than 61 days notice by Lake End upon any conversion of Series A Convertible Preferred Stock or the number of shares of our common stock that shall be entitled to voting rights upon any conversion of Series A Convertible Preferred Stock is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by Lake End and any other persons or entities whose beneficial ownership of common stock would be aggregated with Lake End’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding.  In addition, all of the warrants held by Lake End also provide that the number of shares of our common stock that may be acquired on less than 61 days notice by Lake End upon exercise of such warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by Lake End and any other persons or entities whose beneficial ownership of common stock would be aggregated with Lake End’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding.  Accordingly, in light of the beneficial ownership cap, Lake End is entitled to acquire 1,508,198 shares of our common stock on less than 61 days notice.  Lake End is the record owner of the securities listed in the table.  Mr. Jeffrey Davis, as managing member of Lake End, has sole dispositive and voting power with respect to all shares held of record by Lake End. Mr. Davis disclaims beneficial ownership of these shares.

(3)	Consists of (i) 98,554 shares of our common stock held by Dr. Gibson.

(4)

Consists of 3,869,152 held in the name of Walbrook Trustees of which Dr. Epenetos is a beneficiary.  Dr. Epenetos has no voting or dispositive power with respect to such shares.  Katarina Le Vesconte is the Managing Director of Walbrook and as such has the power to direct the vote and disposition of these shares. Ms. Le Vesconte disclaims beneficial ownership of these shares.

(5)

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

(6)

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

(7)

Consists of 74 shares of Series A Convertible Preferred Stock acquired by Whalehaven Capital Fund Limited (“Whalehaven”) on January 31, 2006, with such shares being initially convertible into 1,250,000 shares of our common stock.  Whalehaven also acquired an immediately exercisable Series A Warrant to purchase 625,000 shares of our common stock at $0.75 per share in connection with the acquisition of the Series A Convertible Preferred Stock.  Pursuant to the terms of the Certificate of Designations for the Series A Convertible Preferred Stock, the number of shares of our common stock that may be acquired on less than 61 days notice by Whalehaven upon any conversion of Series A Convertible Preferred Stock or the number of shares of our common stock that shall be entitled to voting rights upon any conversion of Series A Convertible Preferred Stock is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by Whalehaven and any other persons or entities whose beneficial ownership of common stock would be aggregated with Whalehaven’s for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding.  In addition, all of the warrants held by Whalehaven also provide that the number of shares of our common stock that may be acquired on less than 61 days notice by Whalehaven upon exercise of such warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by Whalehaven and any other persons or entities whose beneficial ownership of common stock would be aggregated with Whalehaven’s for purposes of the Exchange Act of 1934 does not exceed 9.99% of the total number of shares of our common stock then outstanding.  Accordingly, in light of the beneficial ownership cap, Whalehaven is entitled to acquire 1,490,269 shares of our common stock on less than 61 days notice.  Arthur Jones, Jennifer Kelly and Derek Wood are the directors of Whalehaven and as such have shared power to direct the vote and disposition of these shares. Mr Jones, Ms. Kelly and Mr. Wood disclaim beneficial ownership of these shares.

(8)

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

(9)

Consists of (i) 41.25 shares of Series A Convertible Preferred Stock acquired by XMark Ltd.; (ii) 33.75 shares of Series A Convertible Preferred Stock acquired by XMark L.P.; and (iii) 25 shares of Series A Convertible Preferred Stock acquired by XMark JV.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Agamemnon Epenetos, our President and Chief Executive Officer, loaned money to us in 2003 and 2004 in the aggregate amount of $86,049 without interest. This loan was repaid in the amount of $81,000 in February 2006 as payment in full for such loan in accordance with the terms of the Share Exchange Agreement. In addition, Dr. Epenetos entered into an annual office lease on May 16, 2006 in London, England. We pay the rent and other occupancy costs on this space which are used principally for our activities.  Our lease expense for the year ended April 30, 2007 was approximately $26,000.  In connection with the Share Exchange Agreement, Dr. Epenetos agreed to indemnify us, for a period of six years from the closing of the Share Exchange for any breach or inaccuracy of the representations related to the capitalization of Somanta Limited.

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

          Pursuant to a financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC, which we have assumed, we compensate SCO Financial Group with a monthly retainer of $12,500 and an annual grant of warrants to purchase 150,000 shares of our common stock at an exercise price of $.001 for the term of the agreement for financial advisory services. The term of the agreement extends 24 months beyond the last financing transaction for which we compensate SCO pursuant to the agreement. SCO Financial Group is an affiliate of SCO Capital Partners LLC, one of our principal stockholders. We paid, or accrued, SCO Financial Group monthly fees during the fiscal year ended April 30, 2007 and April 30, 2006 , totaling $150,000 and $150,000 , respectively. In the year ended April 30, 2007, the Company issued warrants to SCO to purchase up to 150,000 common shares over a period of seven years at a price of $.01.

          On January 31, 2006, we assumed a warrant issued by Somanta Limited, in favor of SCO Capital Partners LLC, dated November 8, 2005, in connection with Somanta Incorporated’s issuance of a secured convertible promissory note to SCO in the principal amount of $1,250,000 dated August 23, 2005, and it thereby became a warrant to purchase 866,534 shares of our common stock at an exercise price of $.01. As of January 31, 2006, the note had accrued interest of $36,318.

          SCO Securities LLC functioned as our placement agent in connection with the sale of 592.6318 shares of our Series A Convertible Preferred Stock and warrants to purchase 9,877,197 shares of common stock at an exercise price of $0.75 per share, resulting in gross proceeds to us of approximately $5,900,000, including the conversion of the above-mentioned promissory note in the principal amount of $1,250,000 dated August 23, 2005, plus accrued interest thereon held by SCO Capital Partners, LLC. In connection with the private placement, SCO Capital Partners LLC converted the entire amount of principal and interest outstanding on such secured convertible promissory note as follows: a total of $1,286,318 outstanding principal and accrued interest was converted into 128.6318 shares of our Series A Preferred Stock. In addition, SCO Capital Partners purchased 200 shares of our Series A Preferred Stock for $2,000,000 cash in the private placement. SCO Capital Partners was also issued warrants to purchase 2,738,598 shares of our common stock in connection with the note conversion and the private placement investment. The warrants are immediately exercisable at an exercise price of $0.75 per share. SCO Securities LLC received

$414,842 as a fee and $59,263 for reimbursable expenses for its services in connection with this transaction and a warrant to purchase 987,720 shares of our common stock at an exercise price of $0.60 per share. SCO Securities LLC is an affiliate of SCO Capital Partners LLC, one of our principal stockholders.

          Pasquale and Carmine Catizone, the former officers, directors and principal stockholders of Hibshman Optical Corp. were issued 31,387,452 shares of our common stock on April 1, 2005 in exchange for the principal and interest outstanding on certain promissory notes originally issued by Hibshman Optical Corp. on December 7, 1998.

          Duncan Merritt, the former Chief Financial Officer of Somanta Limited, entered into a monthly Consulting Agreement with us in January 2006, pursuant to which he is paid $5,000 per month retroactive to June 1, 2005. As of June 1, 2006, we have paid Mr. Merritt $60,000. Effective June 1, 2006, Mr. Merritt agreed to modify his arrangement to provide his services for $100 per hour in lieu of a fixed retainer and was granted options to acquire 25,000 shares of our stock.

Item 13.	Exhibits

(a)	Index to Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger dated September 29, 2005 by and between Hibshman Optical Corp. and Somanta Pharmaceuticals, Inc. (1)

2.2	Agreement and Plan of Merger dated October 20, 2005 by and among Hibshman Optical Corp., Somanta Pharmaceuticals, Inc., Somanta Incorporated and Somanta Merger Sub, Inc. (1)

2.3	Share Exchange Agreement dated August 22, 2005 by and among Bridge Oncology Products, Inc., Somanta Limited, the shareholders of Somanta Limited and the optionholders of Somanta Limited (4)

2.4	Agreement and Plan of Merger dated April 18, 2007 by and among the Company, Somanta Incorporated, Somanta Limited, Access Pharmaceuticals, Inc. and Somanta Acquisition Corporation (10)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Designations of Series A Preferred Stock (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Specimen Series A Preferred Stock Certificate (1)

10.1	2005 Equity Incentive Plan # (1)

10.2	Form of Option under 2005 Equity Incentive Plan # (1)

10.3	Executive Employment Agreement dated January 31, 2006 between the Company and Agamemnon A. Epenetos # (1)

10.4	Executive Employment Agreement dated January 31, 2006 between the Company and Terrance J. Bruggeman # (1)

10.5	Executive Employment Agreement dated January 31, 2006 between the Company and David W. Kramer # (1)

10.6	Patent and Know-how Assignment and License Agreement dated March 20, 2003 between Somanta Limited and De Montfort University † (1)

10.7	Patent and Know-how Assignment and License Option Agreement dated March 16, 2004 between Somanta Limited and The School of Pharmacy, University of London. † (1)

10.8	Amendment to Patent and Know-how Assignment and License Option Agreement dated September 21, 2005 between Somanta Incorporated and The School of Pharmacy, University of London. † (1)

10.9	Research Collaboration and License Agreement dated August 1, 2004 between Somanta Limited and Advanced Cardiovascular Devices, Inc. † (1)

10.10	Phenylbutyrate Co-Development and Sublicense Agreement dated February 16, 2005 between Bridge Therapeutic Products, Inc. (now Virium Pharmaceuticals, Inc.) and Bridge Oncology Products, Inc. † (4)

10.11	Patent and Know-how Exclusive Sublicense Agreement dated August 18, 2005 between Somanta Limited and Immunodex, Inc. † (1)

10.12	Form of Indemnity Agreement (1)

10.13	Amended and Restated Letter Agreement dated November 8, 2005, by and between Somanta Incorporated and SCO Capital Partners LLC (1)

10.14	Amended and Restated Secured Convertible Promissory Note dated November 8, 2005 made by Somanta Incorporated in favor of SCO Capital Partners LLC (1)

10.15	Security Agreement dated August 24, 2005, by and between Somanta Incorporated and SCO Capital Partners LLC (1)

Exhibit	Description

10.16	Common Stock Purchase Warrant dated November 8, 2005 (1)

10.17	Preferred Stock and Warrant Purchase Agreement dated January 31, 2006 (4)

10.18	Investor Rights Agreement dated January 31, 2006 (1)

10.19	Collaborative Research Agreement dated March 1, 2006 by and between Somanta Incorporated and University of Bradford † (2)

10.20	Service Provision Agreement dated November 3, 2005 by and between Somanta Incorporated and Pharma Consultancy Limited UK (4)

10.21	Service Provision Agreement dated November 6, 2005 by and between Somanta Incorporated and Gary Bower (4)

10.22	Agreement Regarding Academic Clinical Study dated August 18, 2005 by and between Somanta Limited and The Cancer Research Institute of Contra Costa † (4)

10.23	Service Agreement dated January 10, 2005 by and between Somantis Limited and Terrance J. Bruggeman (4)

10.24	Amendment to Service Provision Agreement dated April 19, 2006 by and between Somanta Incorporated and Gary Bower (5)

10.25	Service Agreement dated October 11, 2004 by and between Somantis Limited and Balbir Brar (6)

10.26	Consulting Agreement dated February 11, 2006 by and between the Company and Duncan Merritt (6)

10.27	License to occupy Consulting Room(s) at 80 Harley Street dated May 15, 2006 by and between HCA International Limited t/a the Harley Street Clinic and Professor Agamemnon Epenetos (6)

10.28	Letter Agreement dated March 1, 2005 by and between Bridge Oncology Products, Inc. and SCO Financial Group LLC (6)

10.29	Consulting Agreement dated July 19, 2005 by and between Somanta Limited and Dr. Balbir Brar (6)

10.30	Amendment to Service Provision Agreement dated July 18, 2006 by and between Somanta Incorporated and Pharma Consultancy Limited UK (3)

10.31	Second Amendment to Service Provision Agreement dated July 18, 2006 by and between Somanta Incorporated and GTE Consultancy Limited (3)

10.32	Collaborative Research Agreement dated July 27, 2006 by and among the Company, Imperial College of Science, Technology and Medicine and Laura Bonney (7)

10.33	Side Amendment to Patent and Know-how Exclusive Sublicense Agreement dated November 3, 2006 by and among the Company, Immunodex, Inc., and the Cancer Research Institute of Contra Costa (8)

10.34	Second Side Amendment to Patent and Know-how Exclusive Sublicense Agreement dated January 12, 2007 by and between the Company and Immunodex, Inc. (9)

10.35	Promissory Note dated April 26, 2007 *

10.36	Note Purchase Agreement dated April 26, 2007 by and between the Company and Access Pharmaceuticals, Inc. *

10.37	Security Agreement dated April 26, 2007 by and between the Company and Access Pharmaceuticals, Inc. *

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s website at www.somanta.com in the “Corporate Governance” section under the heading “Investor Relations”)

14.2

Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to the Company’s website at www.somanta.com in the “Corporate Governance” section under the heading “Investor Relations”)

21.1	Subsidiaries (1)

23.1	Consent of Stonefield Josephson, Inc. *

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350). *

*	Filed herewith.
#	Indicates a management compensation plan or agreement.
†	Indicates that portions of this agreement have been omitted pursuant to a confidential treatment request and have been filed separately with the SEC.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 19, 2006.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on July 19, 2006.
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A (Commission No. 333-132176) filed on April 11, 2006.
(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A (Commission No. 333-132176) filed on May 17, 2006.
(6)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A (Commission No. 333-132176) filed on June 13, 2006.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2006.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 11, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on March 19, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Aggregate fees billed by Stonefield Josephson, Inc. (“Stonefield”) for audit services for the fiscal years ended April 30, 2007 and April 30, 2006 respectively, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fees billed by Stonefield for the year ended April 30, 2007	Fees billed by Stonefield for the year ended April 30, 2006

Audit Fees (1)	$88,816	$201,431
Audit-Related Fees (2)	0	2,367
Tax Fees (3)	0	4,435
All Other Fees(4)	2,851	83,275

Total	$91,667	$291,508

*

In connection with the merger of Somanta Incorporated and Hibshman Optical, Corp., on January 31, 2006, we adopted the fiscal year end of Somanta Incorporated, thereby changing our fiscal year end from December 31 to April 30.

(1)

Comprised of the audits of our annual financial statements and reviews of our quarterly financial statements, as well as attest services, comfort letters and consents to Securities and Exchange Commission (“SEC”) filings.

(2)	Comprised of consultations regarding financial accounting and reporting.

(3)

Comprised of services for tax compliance, tax planning, and tax advice. Tax compliance includes services related to the preparation or review of our original and amended tax.  The remaining tax fees primarily include tax advice.

(4)	Comprised of services for research regarding mergers.

Pre-Approval Policies

          Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Stonefield. The policy generally pre-approves specific services in the defined categories of audit services, audit-related services, and tax services up to pre-determined amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All fees described above were pre-approved by our Audit Committee.   None of these hours expended on services provided by Stonefield were attributed to persons other than Stonefield’s full-time permanent employees.

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.

Date: June 29, 2007	By:	/s/ Terrance J. Bruggeman

Terrance J. Bruggeman
Executive Chairman

          In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrance J. Bruggeman
Executive Chairman and Director and acting Chief Financial Officer, Treasurer and Secretary
Terrance J. Bruggeman	(Principal Financial and Accounting Officer)	June 29, 2007

/s/ Agamemnon A. Epenetos
President, Chief Executive Officer and Director
Agamemnon A. Epenetos	(Principal Executive Officer)	June 29, 2007

/s/ Jeffrey B. Davis

Jeffrey B. Davis	Director	June 29, 2007

/s/ John R. Gibson

John R. Gibson	Director	June 29, 2007

/s/ Kathleen H. Van Sleen

Kathleen H. Van Sleen	Director	June 29, 2007