Form 10QSB
period 2007-07-31
Somanta Pharmaceuticals Inc.
filed 2007-09-19
CIK 888671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

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

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:    ☒      No:    ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:    ☐      No:    ☒

          Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,459,137 issued and outstanding as of September 14, 2007. Preferred Stock, 20,000,000 shares authorized, $0.001 par value per share, 2,000 of which have been designated Series A Convertible Preferred Stock, 591.6318 issued and outstanding as of September 14, 2007.

Transitional Small Business Disclosure Format:   Yes:    ☐      No:    ☒

SOMANTA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

ITEM 1.
	Condensed Consolidated Financial Statements:	3

	Condensed Consolidated Balance Sheets as of July 31, 2007 (unaudited) and April 30, 2007 (audited)	3

	Condensed Consolidated Statements of Operations for the three months ended July 31, 2007 and 2006 (unaudited) and for the period from Inception (April 19, 2001) to July 31, 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the period from Inception (April 19, 2001) to July 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2007 and 2006 (unaudited) and for the period from Inception (April 19, 2001) to July 31, 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.
	Management’s Discussion and Analysis or Plan of Operations	17

ITEM 3.
	Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1.
	Legal Proceedings	24

ITEM 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.
	Defaults upon Senior Securities	24

ITEM 4.
	Submission of Matters to a Vote of Security Holders	24

ITEM 5.
	Other Information	26

ITEM 6.
	Exhibits	26

Signatures		27

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The condensed consolidated unaudited financial statements of registrant for the three months ended July 31, 2007 follow.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Balance Sheets

		(Audited)
	(Unaudited)	April 30,
	July 31, 2007	2007

Assets
Current assets:
Cash	$3,964	$5,385
Prepaid expenses	30,981	43,308

Total current assets	34,945	48,693
Office equipment, net of accumulated depreciation of $8,095 and $6,750 for the period ended July 31, 2007 and April 30, 2007, respectively	15,215	16,560
Other assets:
Restricted funds	—	2,000
Deposits	73	73

Total other assets	73	2,073

Total assets	$50,233	$67,326

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$848,692	$774,022
Due to related parties	285,143	241,874
Accrued expenses	834,372	811,539
Accrued research and development expenses	414,733	554,733
Note payable	518,052	33,462
Liquidated damages related to Series A preferred stock and warrants	35,200	35,200
Deferred revenue	6,787	7,143
Warrant liabilities	205,795	5,786,844

Total current liabilities	3,148,774	8,244,817
Stockholders’ deficit:
Preferred stock - $0.001 par value, 20,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000 shares designated, 591.6318 issued and outstanding as of July 31, 2007 and April 30, 2007	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,292,603 shares issued and outstanding as of July 31, 2007 and April 30, 2007	14,293	14,293
Additional paid-in capital	7,604,360	7,604,360
Deficit accumulated during development stage	(10,717,194)	(15,796,145)

Total stockholders’ deficit	(3,098,541)	(8,177,491)

Total liabilities and stockholders’ deficit	$50,233	$67,326

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statements of Operations
Three Months Ended July 31, 2007 and 2006 and for the Period
from Inception of Operations
(April 19, 2001) to July 31, 2007
(Unaudited)

	Three Months Ended		From Inception of
	July 31,		Operations
			(April 19, 2001) to
	2007	2006	July 31, 2007

Revenue	$357	$357	$2,142
Operating expenses:
General and administrative	(432,874)	(826,528)	(5,946,447)
Research and development	(62,138)	(317,055)	(1,578,107)

Loss from operations	(494,655)	(1,143,226)	(7,522,412)
Other income (expense):
Interest income	5	17,077	29,430
Interest expense	(7,136)	—	(1,023,156)
Liquidated damages	—	(120,502)	(120,502)
Change in fair value of warrant liabilities	5,581,049	274,563	5,993,155
Gain on settlement of debt	—	—	5,049
Currency translation loss	(121)	(1,233)	(31,595)

Income (loss) before income taxes	5,079,142	(973,571)	(2,670,031)
Income taxes	(191)	(250)	(2,780)

Net income (loss)	5,078,951	(973,571)	(2,672,811)
Deemed dividends on convertible preferred stock	—	—	(1,522,317)

Net income (loss) applicable to common shareholders	$5,078,951	$(973,571)	$(4,195,128)

Net income (loss) per share — basic	$0.36	$(0.08)	$(0.36)

Weighted average number of shares outstanding — basic	14,292,603	14,274,534	13,247,052

Net income (loss) per share — diluted	$0.20	$(0.08)	$(0.36)

Weighted average number of shares outstanding — diluted	25,318,262	14,274,534	13,247,052

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to July 31, 2007 (Unaudited)

	Preferred Stock		Common Stock		Additional
					Paid-in	Shares to
	Shares	Amount	Shares	Amount	Capital	be Issued

Balance at April 19, 2001 (Inception)	—	$—	—	$—	$—	$—
Shares issued for cash at $.0326			4,299,860	4,300	135,680	—
Shares issued for services at $.0139			514,674	515	11,801
Amortization of deferred expense
Comprehensive loss—foreign currency translation adjustment
Net loss for the period from inception to April 30, 2002

Balance at April 30, 2002	—	—	4,814,534	4,815	147,481	—
Shares issued for cash at $1.0677			14,601	15	15,575
Shares issued for services at $.0214			219,010	219	4,472
Amortization of deferred expense
Receipt of cash for subscription receivable
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2003

Balance at April 30, 2003	—	—	5,048,145	5,049	167,528	—
Shares issued for cash at $1.2479			350,164	350	436,637
Shares issued for services at $1.2587			22,233	22	27,962
Amortization of deferred expense
Exchange for loan payment and compensation					181,371
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2004

Balance at April 30, 2004	—	—	5,420,542	5,421	813,498	—
Shares issued for cash at $1.3218			374,073	374	494,069
Shares issued for services at $1.2308			21,901	22	26,933
3,650 shares to be issued for service at $1.4973						5,465
Amortization of deferred expense
Receipt of cash for subscription receivable
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment
Net loss for the year ended April 30, 2005

Balance at April 30, 2005	—	—	5,816,516	5,817	1,592,015	5,465
Write off foreign currency translation adjustment
Shares issued for cash at $1.5656			12,669	13	19,821
Shares issued for prior service			3650	3	5,462	(5,465)
Amortization of deferred expense
Options issued for services					300,616
Recapitalization with Bridge Oncology			7,865,000	7,865	(92,335)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)	464	0.464			4,095,830
Convertible Series A Shares issued on conversion of notes payable	128.6318	0.1286			1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares					1,522,317
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.			576,700	577	(7,708)
Warrant expense					92,689
Net loss for the year ended April 30, 2006					(5,002,091)

Balance at April 30 , 2006	592.6318	.5926	14,274,534	14,275	6,701,458	—
Options issued for services					739,000
Warrant expense					163,920
Conversion of preferred stock	(1.000)	(.0010)	18,069	18	(18)
Net loss for the year ended April 30, 2007					(7,495,637)

Balance at April 30, 2007	591.6318	.5916	14,292,603	14,293	7,604,360
Net income (loss) for three months ended July 31, 2007

Balance at July 31, 2007 (unaudited)	591.6318	$.5916	14,292,603	$14,293	$7,604,360	$—

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit
For the Period from Inception of Operations (April 19, 2001) to July 31, 2007 (Unaudited)

			Accumulated
			Other
			Comprehensive	Deficit
			Loss - Foreign	Accumulated
			Currency	During	Total
	Subscription	Deferred Equity-	Translation	Development	Stockholders’
	Receivable	Based Expense	Adjustment	Stage	Equity/(Deficit)

Balance at April 19, 2001 (Inception)	$—	$—	$—	$—	$—
Shares issued for cash at $.0326	(97,245)	—	—	—	42,735
Shares issued for services at $.0139		(11,177)			1,139
Amortization of deferred expense		521			521
Comprehensive loss—foreign currency translation adjustment			29,905		29,905
Net loss for the period from inception to April 30, 2002				(95,901)	(95,901)

Balance at April 30, 2002	(97,245)	(10,656)	29,905	(95,901)	(21,601)
Shares issued for cash at $1.0677					15,590
Shares issued for services at $.0214		(3,127)			1,564
Amortization of deferred expense		3,808			3,808
Receipt of cash for subscription receivable	91,517				91,517
Comprehensive loss—foreign currency translation adjustment			1,534		1,534
Net loss for the year ended April 30, 2003				(111,456)	(111,456)

Balance at April 30, 2003	(5,728)	(9,975)	31,439	(207,357)	(19,044)
Shares issued for cash at $1.2479	(81,464)				355,523
Shares issued for services at $1.2587		(25,216)			2,768
Amortization of deferred expense		7,691			7,691
Exchange for loan payment and compensation	2,909				184,280
Comprehensive loss—foreign currency translation adjustment			(51,651)		(51,651)
Net loss for the year ended April 30, 2004				(439,453)	(439,453)

Balance at April 30, 2004	(84,283)	(27,500)	(20,212)	(646,810)	40,114
Shares issued for cash at $1.3218					494,443
Shares issued for services at $1.2308					26,955
3,650 shares to be issued for service at $1.4973					5,465
Amortization of deferred expense		26,939			26,939
Receipt of cash for subscription receivable	84,283				84,283
Options issued for services					257,515
Comprehensive loss—foreign currency translation adjustment			(5,719)		(5,719)
Net loss for the year ended April 30, 2005				(1,129,290)	(1,129,290)

Balance at April 30, 2005	—	(561)	(25,931)	(1,776,100)	(199,295)
Write off foreign currency translation adjustment			25,931		25,931
Shares issued for cash at $1.5656					19,834
Shares issued for prior service					—
Amortization of deferred expense		561			561
Options issued for services					300,616
Recapitalization with Bridge Oncology					(84,470)
Beneficial conversion feature associated with convertible debt financing					364,721
Convertible Series A Preferred shares issued for cash at $10,000 (net of issuance costs of $544,169)					4,095,830
Convertible Series A Shares issued on conversion of notes payable					1,286,318
Deemed dividend on account of beneficial conversion feature associated with issuance of Convertible Series A Preferred Shares				(1,522,317)	—
Issuance costs on warrants issued to placement agent in connection with the Convertible Series A Preferred stock					(429,757)
Discount on warrant issued with Convertible Series A Preferred stock					(2,048,531)
Recapitalization with Hibshman Optical Corp.					(7,131)
Warrant expense					92,689
Net loss for the year ended April 30, 2006				(5,002,091)	(5,002,091)

Balance at April 30, 2006	—	—	—	(8,300,508)	(1,584,775)
Options issued for services					739,000
Warrant expense					163,920
Conversion of preferred stock					—
Net loss for the year ended April 30, 2007				(7,495,637)	(7,495,637)

Balance at April 30, 2007	—	—	—	(15,796,145)	(8,177,492)

Net income for three months ended July 31, 2007				5,078,951	5,078,951

Balance at July 31, 2007 (unaudited)	$—	$—	$—	$(10,717,194)	$(3,098,541)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Somanta Pharmaceuticals, Inc.
(Formerly Hibshman Optical Corp.)
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2007 and 2006 and for the Period from Inception of Operations
(April 19, 2001) to July 31, 2007
(Unaudited)

	Three Months Ended July 31,		From Inception of
			Operations
			(April 19, 2001) to
	2007	2006	July 31, 2007

Cash flows provided by (used for) operating activities:
Net income (loss)	$5,078,951	$(973,571)	$(9,194,877)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,345	1,426	8,339
Gain on sale of equipment	—	(622)	(622)
Amortization of stock based expense	—	—	39,520
Write off foreign currency translation adjustment	—	—	25,931
Change in fair value of warrant liabilities	(5,581,049)	(274,563)	(2,787,474)
Shares issued for services and compensation	—	—	219,262
Gain on settlement of debts	—	—	(5,049)
Options expense	—	65,638	1,297,131
Warrants expense	—	—	256,609
Interest expense related to beneficial conversion feature on convertible note	—	—	364,721
Interest expense related to warrants issued on convertible note	—	—	514,981
Changes in assets and liabilities:
(Increase) decrease in assets -
VAT receivable	—	1,628	3,444
Other receivable	—	(2,500)	—
Restricted funds	2,000	(3,578)	—
Prepaid expenses	12,327	8,580	(30,710)
Deposits	—	—	(73)
Increase (decrease) in liabilities:
Accounts payable	66,670	57,292	843,393
Accrued liabilities	(117,167)	57,529	1,237,245
Liquidated damages	—	120,502	35,200
Deferred revenue	(357)	(358)	6,786
Due to officers and related parties	51,269	37,500	180,711

Net cash used for operating activities	(486,011)	(905,097)	(6,985,532)

Cash flows used for investing activities:
Purchase of equipment	—	—	(24,824)
Proceeds from sale of equipment	—	2,000	2,000

Net cash used for investing activities	—	2,000	(22,824)

Cash flows provided by financing activities:
Loan payable—related party	—	—	79,402
Loan payment-related party	—	—	(7,367)
Proceeds from convertible note-related party	—	—	1,250,000
Proceeds from note payable	484,590	—	484,590
Proceeds from issuance of common stock	—	—	928,125
Proceeds from issuance of preferred stock	—	—	4,095,831
Cash received for subscription receivable	—	—	175,801

Net cash provided by financing activities	484,590	—	7,006,382

Effect of exchange rate changes on cash	—	—	5,938

Increase (decrease) in cash	(1,421)	(903,097)	3,964
Cash, beginning of period	5,385	1,587,751	—

Cash, end of period	$3,964	$684,654	$3,964

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income tax paid	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities:
Loan reduction with shares	$—	$—	$2,909

Receivable from issuance of convertible stock	$—	$—	$—

Issuance of warrants in conjunction with convertible preferred stock	$—	$—	$2,341,785

Deemed dividends related to convertible preferred stock	$—	$—	$1,522,317

Conversion of note and accrued interest	$—	$—	$1,286,318
Accrued issuance costs related to convertible stock	$—	$—	$—

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

Somanta is a development stage enterprise since the Company has not generated revenue from the sale of its products, and its efforts have been principally devoted to identification, licensing and clinical development of its products as well as raising capital through July 31, 2007. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2007 and 2006.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2008.

The Company reported a net income and net income applicable to common stockholders of $5,078,951 for the three month period ended July 31, 2007. The net loss from date of inception, April 19, 2001 to July 31, 2007, totaled $2,672,811 (net loss applicable to common stockholders of $4,195,128). The Company’s operating activities have used cash since its inception. These losses raise substantial doubt about the Company’s ability to continue as a going concern.

On April 18, 2007, the Company, Somanta Incorporated, a wholly-owned subsidiary of the Company and Somanta Limited, a wholly-owned subsidiary of Somanta Incorporated, and Access Pharmaceuticals, Inc. (“Access”) and Somanta Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Access and a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Somanta, with Somanta continuing as the surviving corporation and becoming a wholly-owned subsidiary of Access (the “Merger”). The Board of Directors of Somanta has approved the Merger and the Merger Agreement. On August 17, 2007 the Company’s stockholders approved the merger.

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

On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access Pharmaceuticals, Inc. as more fully described in Note 15. Under the terms of the Loan Documents, Access initially loaned the Company $33,462 ($518,052 at July 31, 2007). Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of August 18, 2007 between the Company and Access. No demand for repayment has been made by Access.

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

Share-Based Compensation

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

Basic and diluted net income (loss) per share

Net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all potential dilutive convertible shares and stock options or warrants were converted or exercised.

The Company has the following dilutive convertible shares, stock options and warrants as of July 31, 2007 and 2006 which were excluded from the calculation for the three months ended July 31, 2006 and from inception to date since the effect is anti-dilutive. For the three months ended July 31, 2007, the convertible preferred stock and 1,166,534 of warrants deemed in the money have been included.

	2007	2006

Convertible preferred stock	9,859,125	9,877,194
Stock options	—	3,545,247
Warrants	7,102,838	6,952,838

Total	16,961,963	20,735,279

The Company’s undeclared dividends on its Preferred Stock amounting to $115,605 for the three months ended July 31, 2007 are included in the computation of net income per share for the period ended July 31, 2007 in accordance with SFAS No. 129.

Aggregate undeclared dividends on Preferred Stock amounting to $705,313 are included in the computation of net loss per share for the period from inception (April 19, 2001) to July 31, 2007.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has no new instruments impacted by SFAS 155.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation was adopted by us on May 1, 2007. Because of the Company's operating losses, adoption of this provision does not have material effect on the financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position was adopted by us on May 1, 2007. The Company does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

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

2.      SIGNIFICANT CONTRACTS AND LICENSES

Immunodex     On January 18, 2007 the Company entered into an Amendment to the Side Amendment which defers the amounts due on January 31, 2007, including the 2006 Annual Maintenance Fee, until July 31, 2007. In consideration for the deferral, the Company will pay $12,000 for each month of the deferral. In addition, the Company paid $2,050 of patent annuity payments. On July 19, 2007 the 2006 Annual Maintenance Fee of $200,000 was paid. On August 24, 2007 the 2007 Annual Maintenance Fee of $200,000 was paid.

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

The Series A Preferred is initially convertible into 9,877,197 shares of the Company’s common stock at a conversion price of $0.60 per share. The conversion value is subject to adjustment. The exercise price for the warrants is $0.75 per share and they are immediately exercisable upon issuance. The fair market value of these warrants, as discussed further below, was estimated to be $0.41 per share. The warrants expire on January 31, 2012. None of the warrants have been exercised as of July 31, 2007.

Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum. Dividends will accrue and will be cumulative from the date of issuance, whether or not earned or declared by the Board of Directors. Dividends can be paid at the Company’s option either in cash or shares of the Company’s common stock on April 30 and October 31 of each year. The holders of the Series A Preferred stock have full voting rights and powers, subject to the Beneficial Ownership Cap, equal to the voting rights and powers of the Common stock holders. The Board of Directors did not declare the dividends as of July 31, 2007. Therefore, a dividend of $115,605 for the quarter ended July 31, 2007, and $705,313 for the period from inception (April 19, 2001) to July 31, 2007 on the Preferred Stock have not been recorded in the consolidated financial statements, but in accordance with SFAS No. 129, the dividend amount has been included in the calculation of the net income per share.

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

The Series A Preferred has been classified as equity, as the Series A Preferred stock is not redeemable. In accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, the Company has determined that the Series A Preferred had a beneficial conversion feature of $1,522,317 as of the date of issuance. As such, the Company recorded a non-cash deemed dividend of $1,522,317 resulting from the difference between the conversion price determined after allocation of the full fair value of the warrants of $0.41 and the fair value of common stock of $0.60. The carrying value of the Series A Preferred of $5,926,318 was recorded net of the deemed dividend of $1,522,317 and a discount of $2,048,531 on account of the full fair value of the warrants at the issuance date.

The fair value of the above warrants has been classified as a liability pursuant to EITF 00-19.

4.      LIQUIDATED DAMAGES AND WARRANT LIABILITIES

In connection with the additional $250,000 line of credit drawn pursuant to a convertible note which was converted into Series A Preferred on January 31, 2006 (Note 4), the Company issued warrants to purchase a total of 866,534 shares of common stock at an exercise price of $0.01 per share to SCO. The warrants are immediately exercisable upon issuance and expire on November 8, 2012. The fair market value of these warrants, as discussed further below, was estimated to be $0.59 per share. The assumptions used in the Black-Scholes model were risk-free interest rate of 4.5% at the time of issuance, volatility factors of 97.24% calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share, as negotiated between the Company and the Series A Convertible Preferred Stock investors. These warrants were exercised on August 20, 2007 by a partial forgiveness of $8,666 of debt owed by the Company to SCO Financial Group.

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

The fair value of warrants issued in connection with the issue of convertible debt and convertible preferred stock, including the agent warrants, was estimated at the date of grant and revalued at July 31, 2007 using a Black Scholes option pricing model with the following assumptions: a risk free interest rate of approximately 4.5% at the issuance date and 4.56% on July 31, 2007, no dividend yield, volatility factors of 81.89% to 97.24% at the issuance date and 50.48% to 61.64% at July 31, 2007, contractual terms of 6 and 7 years and expected terms based upon the formula prescribed in SEC Staff Accounting Bulletin 107 of 2.3 years and 3.3 years. These assumptions use the interest rate prevailing at the time of issuance, volatility factors calculated as the weighted average of the stock price volatility of ranked comparable public companies, and contractual terms equal to the exercise periods of the respective warrants. The fair value of the common stock as used in this calculation was $.60 per share at the issuance date, as negotiated between the Company and unaffiliated third party Series A investors, and $0.15 on July 31, 2007. The change in fair value of the warrants for the three months ended July 31, 2007 of $5,581,049, was reported in other income and disclosed in the financial statements.

The following table summarizes the activity for warrants issued during the three month period ended July 31, 2007.

Weighted
Average
	Number of	Exercise
	shares	Price

Balance—April 30, 2007	7,102,838	0.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance—July 31, 2007	7,102,838	0.61

The following table summarizes information about warrants outstanding as of July 31, 2007.

	Warrants Outstanding			Warrants Exercisable

		Wtd. Avg	Wtd. Avg		Wtd. Avg
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contr. Life	Price	Exercisable	Price

$0.01	1,166,534	5.5 years	$0.01	1,166,534	$0.01
$0.60	987,720	4.5 years	$0.60	987,720	$0.60
$0.75	4,938,597	4.5 years	$0.75	4,938,597	$0.75
$2.25	9,987	2.8 years	$2.25	9,987	$2.25

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

On April 13, 2007, the Company’s Board of Directors approved a merger agreement with Access Pharmaceuticals, Inc, as more fully described in Note 15. Under the terms of that agreement Access will not assume, or provide a substitute option, for any of the Company’s stock options. Rather, all of the outstanding options to purchase Company common stock issued pursuant to the Company’s 2005 Equity Incentive Plan will be cancelled prior to the closing of the transaction in accordance with Section 11.3(d) of the Equity Incentive Plan. As a result, pursuant to the terms of Section 11.3(d) of the Equity Incentive Plan, the Company’s Board of Directors has resolved to: (i) allow the immediate and accelerated vesting of all of the options granted, and (ii) allowed the exercise of the option in whole or in part until May 31, 2007. Based on FAS 123(R), no incremental expense was recorded for these options with accelerated vesting as the fair value of the modified options was less than the fair value of the original options calculated immediately before the terms were modified. None of the options were exercised thru May 31, 2007. Additional expenses of $507,284 was recorded in the year ended April 30, 2007 due to the acceleration of the vesting. There is no stock-based compensation expense for the three months ended July 31, 2007.

7.      RELATED PARTY TRANSACTIONS

Fees Paid to Related Parties

Pursuant to a financial advisory agreement dated March 2005 between Bridge Oncology and SCO Financial Group LLC (SCO), which the Company has assumed, the Company compensates SCO with a monthly fee of $12,500 and an annual grant of warrants to purchase 150,000 shares of Company common stock at an exercise price of $.01 for the term of the agreement for financial advisory services. The Company recorded advisory service fees totaling $37,500 and $37,500 to SCO for the three months ended July 31, 2007 and 2006, respectively.

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

8.      SECURED NOTE

On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access Pharmaceuticals, Inc. (“Access”). Under the terms of the Loan Documents, Access initially loaned the Company $33,462 ($518,052 at July 31, 2007). Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of August 18, 2007 between the Company and Access. No demand for repayment has been made by Access.

9.      MERGER AGREEMENT

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

As of April 18, 2007, there were (i) 15,459,137 shares of Somanta’s common stock outstanding, including 1,166,534 shares issuable upon the exercise of warrants that are expected to be exercised prior to the Effective Time, and (ii) 591.6 shares of Somanta’s preferred stock outstanding. Also as of April 18, 2007, there were outstanding warrants to purchase 5,936,304 shares of Somanta’s common stock that are not expected to be exercised prior to the Effective Time and are expected to be converted into warrants to purchase approximately 192,000 shares of Access’ common stock (subject to adjustment as provided in the Merger Agreement). On August 17, 2007, the Company's stockholders approved the Merger.

The completion of the Merger is subject to various conditions to closing, including, without limitation, obtaining the approval of the Somanta stockholders. The Merger is intended to qualify as reorganization for federal income tax purposes.

10.    SUBSEQUENT EVENTS

On August 20, 2007, SCO Capital Partners LLC exercised warrants on 1,166,534 shares on common stock at $.01 per share by forgiving $11,622 owed by the Company to SCO Financial Group LLC.

As of September 11, 2007, the Company had borrowed $744,317 for Access under the Secured Note (Footnote 8).

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

Our current development candidate in clinical development includes one anti-cancer agent (a small molecule) targeting four different tumors and/or stages of cancer. We have three additional development candidates (two small molecules and a monoclonal antibody) in pre-clinical development targeting eleven different tumor types.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At July 31, 2007, we had an accumulated deficit of  $10,717,194  (unaudited). We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead product candidates and expand our discovery and development pipeline.

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

Research and Development

All research and development costs consist of expenditures for royalty payments, licensing fees, contract research conducted by third parties and fees and expenses to consultants to manage such contract research.

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

Three Months Ended July 31, 2007 Compared With Three Months Ended July 31, 2006

For the three months ended July 31, 2007 and 2006, we recognized revenue in the amount of $357 (unaudited) and $357 (unaudited), respectively, related to an upfront license fee paid by Advanced Cardiovascular Devices, LLC, for an exclusive license to Alchemix for use in stents and devices in the field of vascular disorders.

Our net profit applicable to common stockholders was $5,078,951 (unaudited) for the three months ended July 31, 2007, principally due to a change in the fair value of warrant liabilities of $5,581,049, versus a net loss applicable to common stockholders of $973,571 (unaudited) for the three months ended July 31, 2006, an increase of $6,554,620, the causes of which are discussed below.

Operating Expenses were $494,655 (unaudited) for the three months ended July 31, 2007, versus $1,143,583 (unaudited) for the three months ended July 31, 2006, a decrease of $648,928. This decrease is primarily due to our reduced spending necessitated by our liquidity issues and need to conserve cash until we raise additional funds.

G&A costs were lower by $393,654 due to lower salary expense, less travel, and lower legal, accounting and investor relations costs.

Research and development costs were lower by $254,917 due to a lower level of pre-clinical testing and no consulting costs.

We incurred $7,136 interest expense for the three months ended July 31, 2007 and no interest expense for the three months ended July 31, 2006.

The change in fair value of warrant liabilities of $5,581,049 for the three months ended July 31, 2007 is recorded as other income. The change in fair value of warrant liabilities for the three months ended July 31, 2006 is recorded in other income.

We recorded liquidated damages of $120,502 during the three months ended July 31, 2006. The Registration Rights Agreements for our Series A Preferred Stock and certain warrants provide for liquidated damages in the event that a registration statement is not effective by a certain date. The SEC declared the Registration Statement effective on August 10, 2006.

Related Party Transactions

The Company recorded advisory service fees totaling $37,500 to SCO Financial Group, LLC for the three months ended July 31, 2007. Due to related parties at July 31, 2007 consists of $37,500 payable to SCO, and the remainder is payable to members of the board of directors for their fees and reimbursement of expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity and debt securities. As of July 31, 2007, we had received $5,199,757 (unaudited) in net proceeds from sales of our equity securities and $484,590 (unaudited) in debt financing.

As of July 31, 2007, we had $3,964 (unaudited) in cash compared to $5,385 at April 30, 2007, the end of our most recent fiscal year.

Net cash used in operating activities for the three months ended July 31, 2007, totaled $486,011 (unaudited) and was used to fund our operations in the period which were partly offset by increases in liabilities and non-cash expenses. In liabilities, our accounts payable and accrued liabilities decreased $50,497 (unaudited) and due to related parties increased $51,269 (unaudited). Our non-cash income includes $5,581,049 (unaudited) related to the change in fair value of our warrant liabilities.

For the three months ended July 31, 2007, we had no investing activities.

For the three months ended July 31, 2007, we had financing activities of $484,590 consisting of $484,590 of borrowings under our Secured Note with Access Pharmaceuticals, Inc.

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

In connection with the Merger, all of Somanta’s common stock that is outstanding at the effective time of the Merger (the “Effective Time”) will be converted into 500,000 shares of Access common stock. No fractional shares of Access common stock will be issued as a result of the Merger. In addition, all of Somanta’s preferred stock that is outstanding at the Effective Time of the Merger will be converted into 1,000,000 shares of Access’ common stock. No shares of Access preferred stock will be issued as a result of the Merger. On August 17, 2007, the Company's stockholders approved the Merger.

On April 26, 2007, the Company entered into a Note Purchase Agreement, a Security Agreement, a Patent Collateral Assignment and Security Agreement and a Trademark Collateral Security and Pledge Agreement (collectively, the “Loan Documents”) with Access. Under the terms of the Loan Documents, Access initially loaned the Company $33,462. Access, in its sole discretion, may from time to time advance additional loan amounts to the Company. All amounts loaned to the Company by Access are secured by substantially all of the assets of the Company pursuant to the terms of the Loan Documents. The Note bears interest at 10% and is repayable at the earlier of: (i) August 31, 2007, or (ii) the date of the termination of the Agreement and Plan of Merger dated as of April 18, 2007 between the Company and Access. No demand for repayment has been received from Access.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has no new instruments impacted by SFAS 155.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation was adopted by us on May 1, 2007.  Because of the Company's operating losses, the Company does not expect the adoption of this provision does not have material effect on the financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position was adopted by us on May 1, 2007. The Company does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

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

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Executive Chairman and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of July 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC such that the information relating to us required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the quarter ended July 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 8, 2007, our United Kingdom subsidiary, Somanta Limited, had a creditor, Cornel Associates Limited, instituted a collection action against it in the Northampton County Court in the United Kingdom in the amount of GBP 6,201 Our subsidiary has disputed a portion of the claim. This matter is scheduled for trial in January 2008. On February 23, 2007, the creditor threatened to initiate liquidation proceedings against our United Kingdom subsidiary in the High Court of Justice, Chancery Division, Companies Court in the United Kingdom.

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

On August 20, 2007, pursuant to the amended terms of the warrant agreements, we issued 1,166,534 shares of unregistered common stock to SCO Capital Partners LLC at an exercise price of $0.01 per share in consideration of the forgiveness of $11,665 of debt owed by the Company to SCO Financial Group LLC.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2007, at the Special meeting of Stockholders the approval and adoption of the Agreement and Plan of Merger, dated April 18, 2007, by and among the Company, Somanta Incorporate and Somanta limited, on the one hand, and Access Pharmaceuticals, Inc. and Somanta Acquisition Corp., pursuant to which the Company will merge with and into Somanta Acquisition Corp., continue as the surviving corporation, and thereby become a wholly-owned subsidiary of Access was approved as follows:

Common Stock and Series A Convertible Preferred Stock Voting Together as a Single Class:
21,480,643	6,076	1,066,712
For	Against	Withhold

Series A Convertible Preferred Stock Voting as a Separate Class:
5,276,318	0	64
For	Against	Withhold

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit
Number	Title of Document

10.38	Amendment to Common Stock Purchase Warrants and Notice of Warrant Exercise dated August 17, 2007 between the Company and SCO Capital Partners LLC

10.39	Amendment to Common Stock Purchase Warrants and Notice of Warrant Exercise dated August 17, 2007 between the Company and SCO Financial Group LLC

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002. (18 U.S.C. Section 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Somanta Pharmaceuticals, Inc.
(Registrant)

Date: September 14, 2007	By:	/s/ Terrance J. Bruggeman

Terrance J. Bruggeman
Executive Chairman, Chief Financial Officer, Secretary and Treasurer